Form 10-Q
period 2024-09-30
GRAIL, Inc.
filed 2024-11-13
CIK 1699031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes ☒  No ☐
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
Yes ☐   No ☒

As of November 8, 2024, the registrant had 33,600,772 shares of common stock, par value $0.001 per share, outstanding.

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
•If our products do not receive adequate coverage and reimbursement, if at all, from third-party payors, our ability to expand access to our products and our overall commercial success will be limited.
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
•We may not be able to generate sufficient revenue to offset our ongoing operating expenses and achieve and maintain profitability, and it may be difficult for us to offset the costs of our royalties, including the perpetual royalty that we will be required to pay to Illumina or our royalties payable to the Chinese University of Hong Kong.
•We may be unable to develop and commercialize new products, including enhanced versions of current products.
•If similar third-party products are developed and do not perform as intended or cause harm or injury to patients, the market for our products could be impaired.
•If we fail to obtain additional financing, we may be unable to expand our commercialization efforts , or to develop and commercialize additional products.
•If our products result in direct or indirect participant or patient harm or injury, we could be subject to significant reputational and liability risks.

•We rely on Illumina as a sole supplier for next-generation sequencers and associated reagents, Madison Industries as a sole supplier of blood collection tubes, and Twist Bioscience Corporation as a sole supplier of DNA panels. We rely on a limited number of suppliers for some of our laboratory instruments and reagents, and may not be able to immediately find replacements if necessary.
•Our operations and business are materially dependent on various third parties, including information technology, sample collection, processing, transfer facilities, and other patient-facing service providers, any of which could experience disruption, failure, or interruption.
•If we are unable to scale our operations to support demand for our products, our business could suffer.
•If we are not successful in attracting, motivating, and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•Our quarterly results of operations may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

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
•An active trading market for our common stock may not be sustained and our stock price may fluctuate significantly.
•Securities analysts may not publish research or reports about our business or may publish negative evaluations of our stock.
•Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or our products.
•We are an emerging growth company and the information we provide shareholders may be different from information provided by other public companies.
•Substantial sales of our common stock may occur in connection with the Spin-Off, including the disposition by Illumina of the shares of our common stock that it retains after the Spin-Off.
The summary risk factors described above should be read together with the text of the full risk factors below in “Risk Factors” and the other information set forth in this Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

Part I - Financial Information
Item 1. Financial Statements
GRAIL, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents.	$853,551	$97,287
Accounts receivable, net	15,163	16,862
Accounts receivable, net — related parties	48	80
Supplies	15,635	14,788
Supplies — related parties	5,578	6,907
Prepaid expenses and other current assets	19,656	20,100
Prepaid expenses and other current assets — related parties	65	41
Total current assets	909,696	156,065
Property and equipment, net	71,332	81,355
Property and equipment, net — related parties	2,554	3,640
Operating lease right-of-use assets	70,625	84,386
Restricted cash	3,918	4,225
Intangible assets, net	2,051,473	2,687,223
Goodwill	—	888,936
Other non-current assets	8,356	7,984
Total assets	$3,117,954	$3,913,814

Liabilities and member’s/stockholders’ equity
Current liabilities:
Accounts payable	$7,317	$18,845
Accounts payable — related parties	4	828
Accrued liabilities	69,008	73,711
Accrued liabilities — related parties	2,822	95
Incentive plan liabilities	—	54,513
Operating lease liabilities, current portion	13,524	14,809
Other current liabilities	1,593	809
Total current liabilities	94,268	163,610
Operating lease liabilities, net of current portion	58,667	69,598
Deferred tax liability, net	375,122	32,921
Other non-current liabilities	2,261	1,498
Total liabilities	530,318	267,627
Preferred stock, par value of $0.001 per share; 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock $0.001 par value per share, 1,500,000,000 shares authorized, 33,203,744 shares issued and outstanding as of September 30, 2024, no shares authorized, issued and outstanding as of December 31, 2023	33	—
Additional paid-in capital	12,291,681	—
Member’s equity	—	11,421,446
Accumulated other comprehensive income	2,186	1,066
Accumulated deficit	(9,706,264)	(7,776,325)
Total stockholders’/member’s equity	2,587,636	3,646,187
Total liabilities and stockholders’/member's equity	$3,117,954	$3,913,814
See accompanying notes to condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2024	October 1, 2023	September 30, 2024	October 1, 2023
Revenue:
Screening revenue	$25,245	$16,631	$76,710	$51,814
Screening revenue — related parties	129	114	366	530
Development services revenue	3,278	3,977	10,267	10,435
Total revenue	28,652	20,722	87,343	62,779
Costs and operating expenses:
Cost of screening revenue (exclusive of amortization of intangible assets)	12,054	10,816	35,054	28,574
Cost of screening revenue — related parties	3,916	2,013	10,427	5,805
Cost of development services revenue	1,281	1,424	3,215	4,819
Cost of development services revenue — related parties	161	65	284	125
Cost of revenue — amortization of intangible assets	33,473	33,473	100,417	100,417
Research and development	70,008	75,539	255,125	238,371
Research and development — related parties	8,223	4,537	18,927	16,288
Sales and marketing	35,625	36,597	123,433	123,169
General and administrative	47,417	50,132	171,641	147,380
General and administrative — related parties	1	51	104	154
Goodwill and intangible impairment	—	718,466	1,420,936	718,466
Total costs and operating expenses	212,159	933,113	2,139,563	1,383,568
Loss from operations	(183,507)	(912,391)	(2,052,220)	(1,320,789)
Other income:
Interest income	11,661	2,529	17,367	6,603
Other expense, net	561	196	514	421
Total other income, net	11,100	2,333	16,853	6,182
Loss before income taxes	(172,407)	(910,058)	(2,035,367)	(1,314,607)
Benefit from income taxes	46,719	18,610	105,428	36,449
Net loss	$(125,688)	$(891,448)	$(1,929,939)	$(1,278,158)
Net loss per share — basic and diluted	$(3.94)	$(28.71)	$(61.61)	$(41.17)
Weighted-average number of shares used in per share calculation — basic and diluted	31,880,054	31,049,148	31,326,117	31,049,148
See accompanying notes to condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	October 1, 2023	September 30, 2024	October 1, 2023
Net loss	$(125,688)	$(891,448)	$(1,929,939)	$(1,278,158)
Other comprehensive income:
Foreign currency translation adjustment	800	52	1,120	89
Comprehensive loss	$(124,888)	$(891,396)	$(1,928,819)	$(1,278,069)
See accompanying notes to condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock
(in thousands)	Shares	Amount	Member’s Equity	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’/Member’s Equity
Balance as of December 31, 2023	—	$—	11,421,446	$—	$1,066	$(7,776,325)	$3,646,187
Net loss	—	—	—	—	—	(218,914)	(218,914)
Stock-based compensation expense	—	—	170	—	—	—	170
Other comprehensive loss	—	—	—	—	(52)	—	(52)
Contribution from member, net	—	—	312,000	—	—	—	312,000
Balance as of March 31, 2024	—	$—	$11,733,616	$—	$1,014	$(7,995,239)	$3,739,391
Net loss	—	—	—	—	—	(1,585,337)	(1,585,337)
Stock-based compensation expense	—	—	156	640	—	—	796
Other comprehensive income	—	—	—	—	372	—	372
Recognition of deferred tax liability in connection with the Spin-Off*	—	—	(447,190)	—	—	—	(447,190)
Reclassification of incentive plan liabilities to additional paid-in capital	—	—	—	54,795	—	—	54,795
Disposal funding received in connection with the Spin-Off*	—	—	932,300		—	—	932,300
Issuance of common stock in connection with the Spin-Off and reclassification of contribution from member, net*	31,049,148	31	(12,218,882)	12,218,851	—	—	—
Balance as of June 30, 2024	31,049,148	$31	$—	$12,274,286	$1,386	$(9,580,576)	$2,695,127
Net loss	—	—	—	—	—	(125,688)	(125,688)
Stock-based compensation expense	—	—	—	17,397	—	—	17,397
Other comprehensive income	—	—	—	—	800	—	800
Vesting of restricted stock units	2,154,596	2	—	(2)	—	—	—
Balance as of September 30, 2024	33,203,744	$33	$—	$12,291,681	$2,186	$(9,706,264)	$2,587,636
See accompanying notes to condensed consolidated financial statements.
___________
*See Note 1 — Organization And Description Of Business for more information on the Spin-Off.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock
(in thousands)	Shares	Amount	Member’s Equity	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
Balance as of January 1, 2023	—	$—	$10,955,907	$—	$894	$(6,310,640)	$4,646,161
Net loss	—	—	—	—	—	(193,666)	(193,666)
Stock-based compensation expense	—	—	799	—	—	—	799
Other comprehensive loss	—	—	—	—	(59)	—	(59)
Contribution from member, net	—	—	108,870	—	—	—	108,870
Balance as of April 2, 2023	—	$—	$11,065,576	$—	$835	$(6,504,306)	$4,562,105
Net loss	—	—	—	—	—	(193,045)	(193,045)
Stock-based compensation expense	—	—	711	—	—	—	711
Other comprehensive loss	—	—	—	—	96	—	96
Contribution from member, net	—	—	194,905	—	—	—	194,905
Balance at July 2, 2023	—	$—	$11,261,192	$—	$931	$(6,697,351)	$4,564,772
Net loss	—	—	—	—	—	(891,448)	(891,448)
Stock-based compensation expense	—	—	115	—	—	—	115
Other comprehensive income	—	—	—	—	52	—	52
Contribution from member, net	—	—	74,005	—	—	—	74,005
Balance at October 1, 2023	—	$—	$11,335,312	$—	$983	$(7,588,799)	$3,747,496
See accompanying notes to condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Nine Months Ended
(in thousands)	September 30, 2024	October 1, 2023
Cash flows from operating activities
Net loss	$(1,929,939)	$(1,278,158)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of intangibles assets	103,750	103,750
Depreciation	14,865	15,018
Stock-based compensation expense	72,502	72,383
Cash payment for equity awards	(53,807)	(65,034)
Deferred income taxes	(104,990)	(34,133)
Goodwill and intangible impairment	1,420,936	718,466
Other	949	2,039
Changes in operating assets and liabilities:
Accounts receivable	1,699	6,058
Accounts receivable — related parties	32	178
Supplies	(847)	(2,414)
Supplies — related parties	1,329	(2,174)
Operating lease right-of-use assets and liabilities, net	1,545	5,521
Prepaid expenses and other assets	(1,254)	(1,938)
Prepaid expenses and other current assets — related parties	(24)	40
Accounts payable	(11,379)	(5,825)
Accounts payable — related parties	(824)	(2,753)
Accrued and other liabilities	(935)	2,190
Accrued and other liabilities — related parties	2,726	(116)
Net cash used by operating activities	(483,666)	(466,902)
Cash flows from investing activities
Purchases of property and equipment	(4,905)	(6,348)
Purchases of property and equipment — related parties	—	(2,644)
Net cash used by investing activities	(4,905)	(8,992)
Cash flows from financing activities
Cash funding received from Illumina	1,244,300	378,000
Taxes paid related to net share settlement of equity awards	—	(220)
Net cash provided by financing activities	1,244,300	377,780
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	228	49
Net increase (decrease) in cash, cash equivalents, and restricted cash	755,957	(98,065)
Cash, cash equivalents and restricted cash — beginning of period	101,512	246,128
Cash, cash equivalents and restricted cash — end of period	$857,469	$148,063
Represented by:
Cash and cash equivalents	$853,551	$143,838
Restricted cash	3,918	4,225
Total	$857,469	$148,063
Supplemental cash flow information:
Property and equipment included in accounts payable and accrued liabilities	(231)	(1,087)
Operating cash flows from operating leases, net	(14,773)	(13,896)
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
Illumina provided the Company with disposal funding (the “Disposal Funding”) in the amount of $932.3 million in accordance with the Separation and Distribution Agreement, subject to a clawback feature in the event that the Company (i) consummates a change in control transaction, sells or licenses substantially all of its assets

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
or adopts a plan of liquidation (collectively, a “GRAIL Change of Control”), or (ii) (1) pays any dividend on, or makes any other distribution in respect of, any shares of its capital stock or other equity or voting interests (other than a stock dividend or a stock split), or otherwise consummates a return of capital from the Company to any of its equity holders or (2) redeems, purchases or otherwise acquires any of its outstanding shares of capital stock or other equity or voting interests (other than the acquisition of any shares in order to effectuate a “net settlement” transaction for the purposes of satisfying tax withholding obligations arising in connection with the grant, vesting, exercise and/or settlement of any outstanding incentive equity awards of GRAIL held by its current or former employees), in each case, prior to September 24, 2025 (the 15-month anniversary of the Distribution Date). If the Company consummates a transaction described in the foregoing clause (i), the Company must return to Illumina a cash amount decreasing over time calculated by reference to the number of months which have elapsed since the Distribution Date at the time of the public announcement of the event giving rise to the change of control. If the Company consummates a transaction described in the foregoing clause (ii), the Company must return to Illumina a cash amount equal to the payments made by the Company in connection with such transaction. The amount of clawback payments made cannot exceed the amount of the initial disposal funding. See Note 9 — Legal And Regulatory Proceedings — Contingencies for details.
Ability to Continue as a Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to manage its net loss and to become profitable and operate profitably, to manage the Company’s negative cash flows from operations and to generate positive cash flows from operations, and the Company’s ability to obtain financing to support working capital requirements. The Company had $853.6 million of cash and cash equivalents as of September 30, 2024.
The Company believes that its existing cash and cash equivalents will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months, as of the date these condensed consolidated financial statements were filed.
As of September 30, 2024, the Company had no off-balance sheet concentrations of credit risk.
Fiscal Year
The Company has a fiscal year end of December 31. Prior to the Spin-Off, the Company’s fiscal year was the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q3 2024 and Q3 2023 refer to the three months ended September 30, 2024 and October 1, 2023 which were each 13 weeks.
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
Management considered the need to allocate any historical shared costs incurred by the parent, Illumina, to the accompanying condensed consolidated financial statements. As previously discussed, the European Commission adopted an order requiring Illumina and GRAIL to be held and operated as distinct and separate entities. As no integration ever occurred, management concluded that no material allocations were required. As of

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2023, the Company had generated net operating loss carryforwards for federal and state tax purposes of $3.5 billion and $2.3 billion, respectively. As a single member LLC disregarded for tax purposes, these tax attributes are the sole property of Illumina and remained the assets of Illumina following the Spin-off in accordance with the Internal Revenue Code. However, amounts recognized by the Company are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company operated independently of the parent. Related party transactions with Illumina are discussed further in Note 6 — Related Party Transactions.
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
Significant Accounting Policies
The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 and October 1, 2023 are consistent with those discussed in Note 2 — Summary of Significant Accounting Policies, within the consolidated financial statements for the year ended December 31, 2023 included in its Form 10 Registration Statement on June 3, 2024 (“Form 10”), except as described below.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense includes expenses related to cash-based equity incentive awards, restricted stock units (“RSUs”), deferred stock units (“DSUs”), and performance stock options. Forfeitures are accounted for as incurred.
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
The grant date fair value of RSUs and DSUs are determined based on the closing market price of GRAIL’s common stock on the date of the grant (in the case of RSUs resulting from the Award Modification, the date of the Award Modification, and in the case of DSUs resulting from deferrals of director cash fees, the date that such cash fees would have been otherwise paid). Stock-based compensation expense is recognized based on the fair value on a straight-line basis over the requisite service periods of the RSUs.
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

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Restructuring Charges
Restructuring charges consist primarily of severance, benefits, payroll taxes, and other related costs. The Company evaluates the nature of these costs to determine if they relate to ongoing benefit arrangements which are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits, or one-time benefit arrangements which are accounted for under ASC 420, Exit or Disposal Cost Obligations. The Company records a liability for ongoing employee termination benefits when it is probable that an employee is entitled to them and the amount of the benefits can be reasonably estimated. One-time employee termination costs are recognized when management has communicated the termination plan to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. All other related costs are recognized when incurred. Restructuring charges are recognized as an operating expense within the consolidated statements of operations and are classified based on each employee’s respective function.
Cash Equivalents
As of September 30, 2024 and December 31, 2023, the Company’s cash equivalents were held in money market funds, totaling $850.3 million and $92.6 million, respectively. In connection with the consummation of the Spin-Off, in June 2024, Illumina provided disposal funding of $932.3 million to the Company in accordance with the Separation and Distribution Agreement. Cash equivalents held in money market funds were categorized as Level 1 investments within the fair value hierarchy.
Except for the accounting policies described above, there were no changes to the Company’s significant accounting policies during the nine months ended September 30, 2024 as described in Note 2 — Summary of

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Significant Accounting Policies to the Company’s audited Consolidated Financial Statements filed with its Form 10.
Concentration Risk
Significant customers are those that represent more than ten percent of total revenue or accounts receivable, net balances for the periods and as of each condensed consolidated balance sheet date presented, respectively. Revenue from a major customer that amounts to 10% or more of total revenue is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	October 1, 2023	September 30, 2024	October 1, 2023
Customer A	10%	*	10%	10%
*less than 10%
Customers that accounted for 10% of more of total accounts receivable balance are as follows:

	As of September 30, 2024	As of December 31, 2023
Customer A	16%	43%
Customer B	13%	*
*less than 10%
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
During the three months ended June 30, 2024, prior to the Spin-Off, the approval of the Spin-Off by Illumina’s board of directors represented a potential indicator of impairment, which also aligned with the timing of Illumina’s annual goodwill impairment test date for 2024. The assessment was performed using a market approach to determine the fair value of goodwill which utilized the valuation ranges prepared by the divestment financial advisors engaged by Illumina in connection with the Spin-Off. The valuation ranges were determined using revenue multiples from public company peers for 2024 and 2025. The implied discount rate for the goodwill impairment assessment was 51.5%. These estimates and assumptions represent a Level 3 measurement because they include unobservable inputs that are supported by little or no market activity and reflect Company-determined and judgmental factors for these assumptions in measuring fair value. The assumptions in the assessment of an impairment analysis are inherently subjective due to uncertainty and any slight changes in these rates and assumptions could have a significant impact on the concluded value of goodwill. The Company recognized a goodwill impairment of $888.9 million as a result of the impairment assessment, primarily due to changes to the forecast of GRAIL’s value and the method for valuing GRAIL.
In Q3 2023, Illumina concluded the sustained decrease in Illumina’s stock price and overall market capitalization during the quarter was a triggering event indicating the fair value of GRAIL might be less than its carrying amount which led the Company to test goodwill for impairment. The assessment was performed using a combination of both an income and a market approach to determine the fair value of goodwill. The income approach utilized estimated discounted cash flows, while the market approach utilized comparable company information. Estimates and assumptions used in the income approach included projected cash flows and a discount rate. The discount rate selected at the time of the goodwill impairment assessment was 24.0%. These estimates and assumptions represent a Level 3 measurement because they include unobservable inputs that are supported by little or no market activity and reflect Company-determined and judgmental factors for these assumptions in measuring a fair value. The assumptions in the assessment of an impairment analysis are inherently subjective due to uncertainty and any slight changes in these rates and assumptions could have a significant impact on the concluded value of goodwill. The Company recognized a goodwill impairment of $608.5 million as a result of the impairment assessment, primarily due to changes to expected timing of revenue and a higher discount rate selected for the fair value calculation of GRAIL.
Intangible Assets
Intangible assets identified in the Acquisition include trade names, developed technology, and in-process research and development (“IPR&D”) and were measured at fair value as of the closing date of Illumina’s acquisition of the Company (“Closing Date”).

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Intangible Assets
Developed Technologies	$2,410,000	$(412,824)	$—	$1,997,176
Trade Names	40,000	(13,703)	—	26,297
Total Finite-Lived Intangible Assets	2,450,000	(426,527)	—	2,023,473
In-process Research and Development (IPR&D)	560,000	—	(532,000)	28,000
Total Intangible Assets	$3,010,000	$(426,527)	$(532,000)	$2,051,473

	December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Intangible Assets
Developed Technologies	$2,410,000	$(312,408)	$—	$2,097,592
Trade Names	40,000	(10,369)	—	29,631
Total Finite-Lived Intangible Assets	2,450,000	(322,777)	—	2,127,223
In-process Research and Development (IPR&D)	670,000	—	(110,000)	560,000
Total Intangible Assets	$3,120,000	$(322,777)	$(110,000)	$2,687,223
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

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
asset. A recoverability test for the finite-lived intangible assets, which includes developed technology and trade names, was also performed. Based on the assessment performed, no impairment was noted for the finite-lived intangibles.
In conjunction with the Q3 2023 goodwill impairment assessment described above, the Company also evaluated the IPR&D intangible asset for potential impairment. The evaluation for a potential impairment of the IPR&D intangible asset was performed by comparing its carrying value to the assessed estimated fair value, which was determined by the income approach, using a discounted cash flow model. Estimates and assumptions used in the income approach included projected cash flows and a discount rate. The discount rate selected at the time of the IPR&D intangible impairment assessment was 19.0%. These estimates and assumptions represent a Level 3 measurement because they include unobservable inputs that are supported by little or no market activity and reflect Company- determined and judgmental factors for these assumptions in measuring a fair value. The assumptions in the assessment of an impairment analysis are inherently subjective due to uncertainty and any slight changes in these rates and assumptions could have a significant impact on the concluded value of the IPR&D intangible asset. Based on the impairment test performed, the Company assessed and determined that the carrying value of the IPR&D intangible asset exceeded its estimated fair value. As a result, the Company recognized an impairment of $110.0 million, primarily due to a decrease in projected cash flows and a higher discount rate selected for the fair value calculation. A recoverability test for the finite-lived intangible assets, which includes developed technology and trade names, was also performed. Based on the assessment performed, no impairment was noted for the finite-lived intangibles.
As of September 30, 2024 the research and development project had not been completed or abandoned. The IPR&D intangible asset is not currently subject to amortization.
The estimated future annual amortization of finite-lived intangible assets is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

(in thousands)	Estimated Annual Amortization
Remainder of 2024	$34,583
2025	138,333
2026	138,333
2027	138,333
2028	138,333
2029	138,333
Thereafter	1,297,225
Total	$2,023,473
NOTE 4. BALANCE SHEET COMPONENTS
The following tables present financial information of certain condensed consolidated balance sheets components:

Accounts receivable, net	September 30, 2024	December 31, 2023
(in thousands)
Trade accounts receivable, gross	$18,696	$19,924
Allowance for credit losses	(3,533)	(3,062)
Total accounts receivable, net	$15,163	$16,862

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Prepaid expenses and other current assets	September 30, 2024	December 31, 2023
(in thousands)
Prepaid software	$4,903	$4,734
Tax receivable	4,084	5,411
Prepaid insurance	3,587	814
Prepaid service and maintenance	1,356	1,179
Indirect taxes	428	1,383
Prepaid other	5,298	6,579
Total prepaid expenses and other current assets	$19,656	$20,100

Accrued liabilities	September 30, 2024	December 31, 2023
(in thousands)
Accrued compensation expenses	$43,156	$41,484
Accrued research and development expenses	7,132	6,647
Accrued legal and professional expenses	6,203	7,770
Accrued clinical studies expenses	4,800	6,897
Accrued marketing	1,213	1,882
Accrued other expenses	6,504	9,031
Total accrued liabilities	$69,008	$73,711

NOTE 5. STOCK-BASED COMPENSATION
Stock-based compensation expense, which includes expense for both equity and liability-classified awards, reported in the condensed consolidated statements of operations, was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	October 1, 2023	September 30, 2024	October 1, 2023
Cost of screening revenue (exclusive of amortization of intangible assets)	$400	$618	$1,321	$1,437
Cost of development services revenue	178	7	201	11
Research and development	6,838	10,201	27,906	29,504
Sales and marketing	2,434	4,288	12,786	13,174
General and administrative	7,599	10,204	30,288	28,257
Stock-based compensation expense, before taxes	17,449	25,318	72,502	72,383
Related income tax benefits	(4,230)	(6,108)	(17,598)	(17,461)
Stock-based compensation expense, net of taxes	$13,219	$19,210	$54,904	$54,922
2024 Incentive Award Plan
The GRAIL, Inc. 2024 Incentive Award Plan (the “2024 Plan”) was adopted by GRAIL and approved by Illumina, in its capacity as GRAIL’s sole stockholder, in May 2024 to facilitate the grant of cash and equity incentive awards to non-employee directors, employees, and consultants of the Company and its subsidiaries and to enhance the ability of the Company and any of its subsidiaries to obtain and retain the services of these individuals following the Spin-Off. This plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance-based awards, and other stock or cash based awards. The maximum number of shares authorized for issuance under the 2024 Plan is the sum of (a)

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8,656,817 shares; and (b) annual increase on the first day of each calendar year beginning on and including January 1, 2025 and ending on and including January 1, 2034, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the GRAIL board of directors. As of September 30, 2024, approximately 2.4 million shares remained available for future grants under the 2024 Plan.
2024 Deferred Compensation Plan
The GRAIL, Inc. Deferred Compensation Plan for Directors (the “2024 Deferred Compensation Plan”) was adopted by GRAIL’s board of directors on July 15, 2024 to provide GRAIL’s non-employee directors with an opportunity to defer payment of all or a portion of their eligible compensation, consisting of cash fees and/or equity awards granted during a given year. Each director may make an irrevocable deferral election with respect to all or a portion of their eligible compensation in accordance with the terms and conditions of the 2024 Deferred Compensation Plan, deferring payment until the earlier of (i) a fixed date elected by the director (if any), (ii) the director’s separation from service, (iii) a “change in control” (as defined in the 2024 Plan) or (iv) the director’s death or permanent disability. If a director elects to defer all or a portion of their cash fees, GRAIL will issue a number of DSUs to the director equal to the portion cash fees deferred divided by the fair market value of a share of GRAIL’s common stock on the date that such fees would have otherwise been paid, rounded down to the nearest whole share. If a director elects to defer their equity awards, GRAIL will issue a number of deferred stock units to the director equal to the number of shares of GRAIL common stock underlying the deferred awards and subject to the same vesting, forfeiture and other restrictions that would have otherwise applied to such equity award absent the deferral. All DSUs will be issued under the 2024 Plan. As of September 30, 2024, three of our directors had elected to defer their cash fees and two of our directors have elected to defer their equity awards.
2024 Inducement Award Plan
The GRAIL, Inc. 2024 Inducement Award Plan (the “2024 Inducement Plan”) was adopted by GRAIL’s board of directors on August 9, 2024. The 2024 Inducement Plan was adopted to enhance the Company’s ability to attract, retain and motivate eligible employees by providing these employees with equity ownership opportunities and/or equity-linked compensatory opportunities. The plan is used exclusively for the grant of equity awards to prospective employees in connection with the commencement of their employment who (i) were not previously employees of GRAIL, or (ii) are returning to GRAIL following a bona fide period of non-employment, in any case, as an inducement material to such prospective employee’s entering into employment with GRAIL pursuant to Nasdaq Listing Rule 5635(c)(4). This plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance-based awards, and other stock or cash based awards.
A summary of the Company’s restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
(Units in thousands)
Outstanding at January 1, 2024	—	$—
Conversion	6,485	$15.37
Awarded	262	$14.99
Vested	(2,155)	$15.37
Forfeited	(446)	$15.37
Outstanding at September 30, 2024	4,146	$15.35

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2024 Employee Stock Purchase Program
The GRAIL, Inc. 2024 Employee Stock Purchase Plan (the “ESPP”) was adopted by GRAIL and approved by Illumina, in its capacity as GRAIL’s sole stockholder, in May 2024. As previously disclosed in the Information Statement, the number of shares of Company common stock initially available under the ESPP is equal to (a) 414,021 (b) an annual increase on the first day of each calendar year beginning on and including January 1, 2025 and ending on and including January 1, 2034, equal to the lesser of (i) 1% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the GRAIL board of directors. There are 0.4 million shares of Company common stock initially available for issuance pursuant to the ESPP. As of September 30, 2024, no shares had been granted under the ESPP plan.
Performance-Based Award
The Company has one performance-based award outstanding for a former employee for which vesting is based on future revenues. The award has an aggregate potential value of up to $78.0 million and expires, to the extent unvested, in August 2030. One-fourth of the total potential value of the award vests immediately upon the achievement of cumulative net revenues in any period of four consecutive fiscal quarters of $500.0 million, $750.0 million, $1.5 billion, and $2.0 billion. The Company assesses the probability of achieving the performance conditions associated with the award on a quarterly basis at each reporting period. If and to the extent that the liability becomes due and payable prior to 12:01 a.m. Eastern Time December 24, 2026 (the “Disposal Funding Period”) and paid by GRAIL, in cash, during the Disposal Funding Period, Illumina shall reimburse GRAIL all or such portion of the liability paid by GRAIL in accordance of the terms of the Separation and Distribution Agreement. As of September 30, 2024, it was not probable that the performance conditions associated with the award will be achieved and, therefore, no stock-based compensation expense, or corresponding loss recovery asset or liability, has been recognized in the condensed consolidated financial statements.
Performance Options
In connection with the Spin-Off, unvested performance-based stock options previously issued to GRAIL employees to purchase Illumina common stock were converted into performance-based stock options to purchase GRAIL common stock (“Performance Options”) in accordance with the Employee Matters Agreement. As of September 30, 2024, there were 0.1 million options which remain outstanding.
As of September 30, 2024, approximately $2.0 million of total unrecognized compensation cost related to the Performance Options was expected to be recognized over a period of approximately 3.0 years. There were no outstanding Performance Options exercisable as of September 30, 2024. The aggregate intrinsic value of the Performance Options outstanding as of September 30, 2024 and December 31, 2023 was less than $0.1 million and $0.9 million, respectively. The outstanding Performance Options, in general, have contractual terms of ten years from the respective grant dates. The Performance Options generally vest monthly over three years upon the achievement of Company-specified performance targets and are subject to continued service through the applicable vesting date.
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

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Goods and services transactions with Illumina have been reflected in the condensed consolidated financial statements as follows:

(in thousands)	As of September 30, 2024	As of December 31, 2023
Accounts receivable, net — related parties	$48	$80
Supplies — related parties	4,736	5,855
Prepaid expenses and other current assets — related parties	65	41
Property and equipment, net — related parties	2,554	3,640
Accounts payable — related parties	4	168
Accrued liabilities — related parties	2,822	95

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	October 1, 2023	September 30, 2024	October 1, 2023
Screening revenue — related parties	$129	$114	$366	$530
Cost of screening revenue — related parties	3,658	2,013	9,784	5,805
Cost of development services revenue — related parties	143	65	259	125
Operating expenses — Research and development — related parties	6,588	4,342	16,700	15,508
Operating expenses — General and administrative — related parties	1	51	104	154
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

	Nine Months Ended
(in thousands)	September 30, 2024	October 1, 2023
Cash funding received from Illumina	$1,244,300	$378,000
Taxes paid related to net share settlement of equity awards	—	(220)
Total contribution from member, net	$1,244,300	$377,780
Twist Bioscience Relationship
Mr. Robert Ragusa was appointed as the Company’s chief executive officer in October 2021. Mr. Ragusa also serves on the board of directors of Twist Bioscience (“Twist”), a supplier to the Company. Transactions with

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Twist beginning when Mr. Ragusa became the Company’s chief executive officer are reflected in the condensed consolidated financial statements as related party transactions.
Related party transactions with Twist have been reflected in the condensed consolidated financial statements as follows:

(in thousands)	As of September 30, 2024	As of December 31, 2023
Supplies — related parties	$842	$1,052
Accounts payable — related parties	—	660

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	October 1, 2023	September 30, 2024	October 1, 2023
Cost of screening revenue — related parties	$258	$—	$643	$—
Cost of development services revenue — related parties	18	—	25	—
Operating expenses — Research and development — related parties	1,635	195	2,227	780
NOTE 7. NET LOSS PER SHARE
Prior to the completion of the Spin-Off from Illumina, the Company had no common shares issued and outstanding. In connection with the Spin-Off, on June 24, 2024, there were 31.0 million shares of GRAIL common stock distributed to Illumina stockholders. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off. For the three and nine months ended October 1, 2023, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. For the three and nine months ended September 30, 2024 and October 1, 2023 the amount of common stock equivalents excluded from the calculation of diluted net loss per share for the periods presented was 4.3 million and 6.7 million shares of common stock equivalents, respectively.
The following table presents the calculation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 30, 2024	October 1, 2023	September 30, 2024	October 1, 2023
Numerator
Net loss	$(125,688)	$(891,448)	$(1,929,939)	$(1,278,158)
Denominator
Weighted average shares of common stock—basic and diluted	31,880,054	31,049,148	31,326,117	31,049,148
Net loss per share attributable to common stockholders
Basic	$(3.94)	$(28.71)	$(61.61)	$(41.17)
Diluted	$(3.94)	$(28.71)	$(61.61)	$(41.17)
NOTE 8. TAXES
For interim financial statement purposes, U.S. GAAP provision (benefit) for taxes related to ordinary income is determined by applying an estimated annual effective income tax rate against a company’s ordinary income,

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The worldwide effective income tax rates for the nine months ended September 30, 2024 and October 1, 2023 were 5.45% and 2.77%, respectively. The increase for the nine months ended September 30, 2024 as compared to the nine months ended October 1, 2023 primarily relates to the Company’s valuation allowance impacts against pre-tax losses prior to the Spin-off.
As discussed in Note 1 — Organization And Description Of Business and Note 2 — Summary Of Significant Accounting Policies — Basis of Presentation, prior to September 30, 2024, for tax purposes, the Company operated as a subsidiary of Illumina and not as a separately regarded taxable entity. Accordingly, the effective worldwide income tax rate for the nine months ended October 1, 2023 was calculated using the separate return method as if the Company filed income tax returns on both a standalone basis and on a carve-out basis.
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
Antitrust and Competition Proceedings
On March 30, 2021, the U.S. Federal Trade Commission (“FTC”) issued an administrative complaint seeking to prevent the Acquisition. On September 1, 2022, an administrative law judge issued a decision in favor of the transaction and dismissed the FTC’s complaint. The FTC’s complaint counsel appealed to the full FTC Commission. On March 31, 2023, the FTC Commission issued a decision overturning the administrative law judge’s prior ruling. GRAIL and Illumina appealed the FTC’s decision to the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”). On December 15, 2023, the Fifth Circuit issued its opinion and order, in which the court ruled that the FTC applied the incorrect standard in assessing Illumina’s open offer contract and, on that basis, vacated the FTC order and remanded the case to the FTC for reconsideration of the effects of the open offer contract under the proper standard as described in the Fifth Circuit Court’s decision, and in all other respects upheld the FTC’s decision. Following completion of the Spin-Off the Company and Illumina sought dismissal of the FTC’s complaint on July 30, 2024. On August 15, 2024, the FTC dismissed without prejudice the complaint on the basis that the Spin-Off effectively abandoned the transaction giving rise to the complaint (the “FTC Dismissal”).
On April 19, 2021, the European Commission accepted a request for a referral of the GRAIL, Inc. acquisition for European Union merger review, submitted by a Member State of the European Union (France), and joined by several other EEA Member States (Belgium, Greece, Iceland, the Netherlands, and Norway), under Article 22(1) of Council Regulation (EC) No 139/2004 (the “EU Merger Regulation”). On April 28, 2021, Illumina filed an action

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
in the General Court of the European Union (the “EU General Court”) asking for annulment of the European Commission’s assertion of jurisdiction to review the acquisition under Article 22 of the EU Merger Regulation, as the acquisition does not meet the jurisdictional criteria under the EU Merger Regulation or under the national merger control laws of any Member State of the European Union. On July 13, 2022, the EU General Court confirmed the European Commission’s jurisdiction to examine the Acquisition (“EU General Court Article 22 Judgment”). On September 22 and September 30, 2022, Illumina and the Company each asked for annulment of the EU General Court Article 22 Judgment at the Court of Justice of the European Union (“EU Court of Justice”). On September 3, 2024, the EU Court of Justice set aside the EU General Court’s judgment and annulled the European Commission’s decision to review Illumina’s acquisition of Grail on the basis the European Commission did not have the jurisdiction to do so (the “ECJ Decision”).
During the period between the initial assertion of jurisdiction by the European Commission on April 19, 2021 and the completion of the Spin-Off, the European Commission adopted several additional orders consisting of orders imposing interim measures on October 29, 2021 and October 28, 2022 (the “Interim Measures Orders”), a decision finding Illumina’s acquisition of GRAIL, Inc. incompatible with the internal market in the European Union on September 6, 2022 and a decision requiring Illumina to divest the Company and to restore the situation prevailing before the Company’s acquisition by Illumina (the “Divestment Decision”). The Company operated under the Interim Measures Decisions from the period of adoption through the Spin-Off. The Spin-Off was conducted pursuant to the Divestment Decision and a divestment plan prepared by Illumina and approved by the European Commission as provided by the terms of the Divestment Decision. With the completion of the Spin-Off and the effectiveness of the ECJ Decision, these additional orders are no longer in effect.
With the completion of the Spin-Off, the FTC Dismissal and the ECJ Decision, the Company believes these matters are substantially concluded.
Federal Securities Class Actions
On November 11, 2023, the first of three securities class action complaints was filed against Illumina and certain of its current and former executive officers in the United States District Court for the Southern District of California. The first-filed case is captioned Kangas v. Illumina, Inc. et al., the second-filed case is captioned Roy v. Illumina, Inc. et al., and the third-filed case is captioned Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al. (collectively, the “Actions”). The complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts relating to Illumina’s acquisition of Grail. The complaints seek unspecified damages, interest, fees, and costs. On January 9, 2024, four movants filed motions to consolidate the Actions and to appoint a lead plaintiff (“Lead Plaintiff Motions”). On April 11, 2024, the Court issued an order consolidating the Actions into a single action (captioned in re Illumina, Inc. Securities Litigation No. 23-cv-2082-LL-MMP), and appointed Universal-Investment-Gesellschaft mbH, UI BVK Kapitalverwaltungsgesellschaft mbH, and ACATIS Investment Kapitalverwaltungsgesellschaft mbH as lead plaintiffs. (the “Lead Plaintiffs”). On June 21, 2024, the Lead Plaintiffs filed a consolidated amended complaint. The amended complaint alleges that GRAIL, in addition to Illumina, and certain of their respective current and former directors and others violated sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with Illumina's acquisition of GRAIL and disclosures concerning the same. GRAIL has an indemnification obligation for certain current and former directors and officers involved in the matter pursuant to indemnification agreements entered into by these individuals and GRAIL. On September 13, 2024 the plaintiffs further amended the complaint. The Company denies the allegations in the complaints and intend to vigorously defend the litigation. In light of the fact that the lawsuits are in an early stage, the Company cannot predict the ultimate outcome of the suits.
Other Legal Matters
Legal matters include various claims, complaints, and legal actions that arise from time to time. In addition to direct involvement in legal matters, the Company has entered into indemnification agreements with each of its current and former directors, executive officers, and certain other officers to provide these directors and officers, and has certain indemnification obligations under the Company’s charter and bylaws to these individuals, which may give rise to liability for the Company even if the Company is not directly named. The Company has

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
indemnification obligations in respect of the Kangas Actions and with respect to other legal matters that may arise, or have arisen, from time to time. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.
The company is involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to employment matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the condensed consolidated financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Since litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures. The Company may change its estimates if its assessment of the various factors changes and the amount of ultimate loss may differ from estimates, resulting in a material effect on the Company’s business, financial condition, results of operations, and/or cash flows. As of September 30, 2024, there were no pending litigation with any probable losses that can be reasonably estimated.
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
In connection with the Spin-Off, Illumina provided the Company with disposal funding in the amount of $932.3 million in accordance with the Separation and Distribution Agreement, subject to a clawback feature. The clawback is triggered if, prior to September 24, 2025 (the 15-month anniversary of the Distribution Date), the Company (i) consummates a change in control of the Company or (ii) (1) pays any dividend on, or makes any other distribution in respect of, any shares of its capital stock or other equity or voting interests (other than a stock dividend or a stock split), or otherwise consummates a return of capital from GRAIL to any of its equity holders or (2) redeems, purchases or otherwise acquires any of its outstanding shares of capital stock or other equity or voting interests (other than the acquisition of any shares in order to effectuate a “net settlement” transaction for the purposes of satisfying tax withholding obligations arising in connection with the grant, vesting, exercise and/or settlement of any outstanding incentive equity awards of GRAIL held by its current or former employees). If the Company consummates a transaction described in the foregoing clause (i), the Company must return to Illumina a cash amount decreasing over time calculated by reference to the number of months which have elapsed since the Distribution Date at the time of the public announcement of the event giving rise to the change of control. If the Company consummates a transaction described in the foregoing clause (ii), the Company must return to Illumina a cash amount equal to the payments made by the Company in connection with such transaction. The amount of clawback payments made cannot exceed the amount of the initial disposal funding. As of September 30, 2024, no contingency liability was recorded as the contingency loss is not probable.
On June 21, 2024, in connection with the Spin-Off, Illumina and the Company also entered into the Tax Matters Agreement to govern the respective rights, responsibilities and obligations of Illumina and the Company after the Spin-Off with respect to all tax matters and will include restrictions to preserve the tax-free status of the Distribution. The Tax Matters Agreement included a number of restrictions on the Company to preserve the intended tax treatment of the Spin-Off. Breach of any covenant or representation contained in the Tax Matters Agreement will result in liability to specific separation taxes. As of September 30, 2024, as it was not probable that the Company will breach the agreement, no contingency liability was recorded in connection with the Tax Matters Agreement.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 10. RESTRUCTURING
On August 9, 2024, following a portfolio review, the Company’s Board of Directors approved a restructuring plan (“Restructuring Plan”) designed to re-prioritize the Company’s resources to focus on its core MCED business and reduce overall spend as the Company progresses towards completion of registrational studies and premarket approval application (“PMA”) submission. The Restructuring Plan is expected to be substantially completed in the fourth quarter of 2024, and the Company expects to incur approximately $19.0 million to $23.0 million of total restructuring charges from August 9, 2024 through December 31, 2024, consisting primarily of employee severance, benefits, payroll taxes, asset impairments and other associated costs. The following table presents the total restructuring charges by function for the periods indicated:

	Three and Nine Months Ended September 30, 2024
(in thousands)	Severance and related benefit costs	Other Costs (1)	Total
Research and development	$9,024	$690	$9,714
Sales and marketing	4,851	—	4,851
General and administrative	3,974	468	4,442
Total	$17,849	$1,158	$19,007

(1) Included within other costs is $0.1 million of non-cash asset impairments, $0.7 million of reserve for excess supplies on hand as a result of our strategic decision to decrease investment in product programs beyond Galleri and $0.4 million of professional service fees.
As of September 30, 2024, the Company had a $9.0 million remaining restructuring liability, consisting primarily of accrued severance costs, which are included in "Accrued liabilities" in the accompanying condensed consolidated balance sheets. The following table summarizes the restructuring-related liabilities:

(in thousands)	Severance and related benefit costs	Other Costs	Total
Expense recorded in Q3 2024	$17,849	$1,118	$18,967
Cash paid in Q3 2024	(9,851)	(111)	(9,962)
Amount recorded in accrued liabilities as of September 30, 2024	$7,998	$1,007	$9,005

NOTE 11. SUBSEQUENT EVENTS
Subsequent to September 30, 2024, the Company granted 2.5 million restricted stock units (RSUs) of Class A common stock to employees and a non-employee director. Subject to continued service, the RSUs will generally vest over a service period of 18 to 24 months, and had a fair market value on the grant dates of $30.9 million.
Additionally, the performance condition was determined to be met for one Performance Option on November 1, 2024, representing an option to purchase 63,484 shares of Class A common stock that were originally granted on March 6, 2020. The option will vest and become exercisable in thirty-six substantially equal monthly installments, beginning on December 1, 2024.

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
Overview
Our Business
We are an innovative commercial-stage healthcare company focused on saving lives and shifting the paradigm in early cancer detection. We believe screening individuals for many types of cancer with a single test represents a significant opportunity to reduce the global burden of cancer. Our Galleri test is a commercially available screening test for early detection of multiple types of cancer, which we termed multi-cancer early detection (“MCED”). We believe Galleri is clinically validated based on the results of its clinical studies completed to date, including the results of its foundational case-control Circulating Cell-free Genome Atlas (“CCGA”) study and interventional PATHFINDER study which together enrolled more than 21,000 participants. In these studies, Galleri demonstrated an ability to detect a shared cancer signal across more than 50 types of cancer, accurately predict the specific organ or tissue type where the cancer signal originated, and yield high positive predictive values and low false positive rates, all from a simple blood draw. See “Business—Our Products: Galleri and Beyond” and “—Our Clinical Studies” sections of our final Information Statement filed with our Registration Statement on Form 10, as amended (the “Form 10”), as filed with the SEC. Galleri results can help guide next steps for diagnosis of cancer by healthcare providers in required follow-up diagnostic testing. Galleri is not a diagnostic test and has not been approved or cleared by the U.S. Food and Drug Administration. We launched Galleri in the United States in mid-2021. We have sold more than 250,000 commercial tests which have detected some of the most aggressive cancers in early stages including, among others, endometrial, esophageal, gastrointestinal stromal, head and neck, liver, pancreatic, and rectal cancers.
Since our inception, we have incurred net losses each year. We incurred net losses of $125.7 million and $891.4 million for the three months ended September 30, 2024 and October 1, 2023, respectively and $1.9 billion and $1.3 billion for the nine months ended September 30, 2024 and October 1, 2023, respectively (see “Basis of Presentation” below for a description of applicable fiscal periods). Adjusted EBITDA was $(108.2) million and $(126.1) million for the three months ended September 30, 2024 and October 1, 2023, respectively and $(399.5) million and $(400.4) million for the nine months ended September 30, 2024 and October 1, 2023, respectively. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable U.S. generally accepted accounting principle (“GAAP”) financial measure, information about why we consider Adjusted EBITDA useful and a discussion of the material risks and limitations of these measures, please see “Non-GAAP Financial Measures” below. Substantially all of our net losses resulted from the application of pushdown accounting, including goodwill and intangible asset impairment, amortization of intangible assets, as well as our research and development programs, general and administrative (“G&A”) expenses associated with our operations and sales and marketing costs associated with commercializing our products. Additionally, due to the application of pushdown accounting, our balance sheet included goodwill and includes intangible assets recognized by Illumina in connection with their acquisition of us that may be subject to additional impairment over time. We expect to continue to incur operating losses over at least the next several years as we continue to invest in research and development and commercialization of existing products.

Separation from Illumina
On June 24, 2024, Illumina completed the previously announced spin-off of GRAIL (the “Spin-Off”). The Spin-Off was completed through a distribution of approximately 85.5% of our outstanding common stock to the holders of record of Illumina’s common stock as of the close of business on June 13, 2024 (the “Distribution”), which resulted in the issuance of 31,049,148 shares of common stock. As a result of this Distribution, GRAIL became an independent public entity. GRAIL’s common stock is listed under the ticker symbol “GRAL” on the NASDAQ Stock Exchange.
We entered into or adopted agreements that provide a framework for the relationship between us and Illumina in connection with the Spin-Off. See Note 1 — Organization And Description Of Business for details. In connection with the Spin-Off, certain equity and liability classified awards were converted in accordance with the employee matters agreement. As a result of the separation, our member’s equity balance was reclassified to additional paid-in capital.
On June 21, 2024, in connection with the Spin-Off, we received a cash contribution of $932.3 million from Illumina. In connection with the Spin-Off, we incurred $22.2 million of legal and professional fees in the nine month period ended September 30, 2024 related to the 2021 acquisition of GRAIL by Illumina, and corresponding antitrust litigation, including compliance with the hold separate arrangements imposed by the European Commission, and divestiture of GRAIL from Illumina through the Spin-Off. See “Non-GAAP Financial Measures — Adjusted EBITDA” details. In addition, from 2021 to 2023, we spent $121.7 million on legal and professional service fees related to the antitrust litigation and compliance with the hold separate order and transaction costs related to Illumina’s acquisition of GRAIL and the Spin-Off.
Restructuring Plan
On August 9, 2024, following a portfolio review, our Board of Directors (the “Board”) approved a restructuring plan (“Restructuring Plan”) designed to reprioritize our resources to focus on our core MCED business and reduce overall spend as we progress towards completion of registrational studies and premarket approval application (“PMA”) submission to the U.S. Food and Drug Administration (“FDA”) for Galleri.
As a result, we took action in the period ended September 30, 2024 to streamline our commercial sales forces and focus their field-based activities on the current customers expected to be more productive and high priority opportunities. We maintained sales force coverage for the majority of our current Galleri volume and active prescribers. As part of this approach, we also streamlined our current and planned investment in our enterprise business, which included our employer and life insurance businesses. Reductions in the commercial organization included management layers and commercial roles without sales responsibilities. In addition to reductions in the commercial organization, we made reductions in medical affairs teams involved with U.S. Galleri provider engagement.
We also substantially decreased investment and planned investment in research and development activities related to our product programs beyond Galleri, including our diagnostic aid for cancer and minimal residual disease programs. In addition, we made reductions in general and administrative expenses to reflect the focus on the MCED opportunity. We plan to continue to invest in our biopharmaceutical partnerships and work with our partners to leverage our proprietary methylation technology in precision oncology applications.
The decision was based on cost-reduction initiatives intended to reduce our ongoing operating expenses and maximize shareholder value.
The Restructuring Plan included a reduction in our existing headcount and planned 2024 hires of approximately 30%, inclusive of 350 then full-time employees, or approximately 25% of the workforce in place as of June 30, 2024.
The Restructuring Plan is expected to be substantially completed in the fourth quarter of 2024, and we expect to incur approximately $19.0 million to $23.0 million of total charges through the fourth quarter of 2024, consisting primarily of employee severance, benefits, payroll taxes, and other associated costs. We expect the headcount reductions to enable future cost savings of approximately $120 million on an annual basis, with approximately $27 million in savings, net of severance and benefits, in 2024. We estimate that the Restructuring Plan extends our anticipated cash runway from the second half of 2026 into 2028. For the three and nine months ended September 30, 2024, we incurred restructuring charges of $19.0 million.
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
While GRAIL was a subsidiary of Illumina, GRAIL’s fiscal year was the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q3 2024 and Q3 2023 refer to the three months ended September 30, 2024 and October 1, 2023, respectively, which were both 13 weeks. Upon the closing of the Spin-Off, GRAIL adopted a fiscal year end of December 31.
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
•Demand for our products and customer mix. A key factor to our future success is and will be our ability to increase demand for, and sales of, Galleri from new and existing customers. Our commercial strategy is focused on innovative value-oriented partnerships and targets health systems, employers, payors, and life insurance providers. As Galleri is not currently broadly reimbursed, our ability to drive demand from these customers is directly linked to our ability to demonstrate the clinical and economic value of our test through clinical validation and real-world experience. As of September 30, 2024, we have entered into commercial partnerships, including with leading healthcare systems, employers, payors, and life insurance providers, and have established a network of over 12,000 prescribers across the United States in a pre-reimbursement setting. We believe this commercial network represents a significant opportunity to drive further demand for Galleri. The mix of customers from which we generate revenue from period to period has an impact on our revenue and gross margin. Galleri test pricing is generally based on our list price or, for certain customers, such as larger, higher-volume customers, negotiated contractual rates. For certain customers, we also offer rebates or discounts from time to time. Revenue generated from customers with negotiated contractual rates, or with rebates or discounts, is generally lower margin as compared to revenue generated based on list pricing. In addition, we have entered into a number of biopharmaceutical research partnerships for our research-use-only (“RUO”) offering under our precision oncology portfolio. Large customers, such as healthcare systems, employers, and biopharmaceutical partners, generally begin using our products by initiating pilots involving a limited number of tests. We believe that our ability to convert these initial pilots into long-term customer relationships has the potential to drive substantial long-term revenue. We also expect to increase demand from new customers through our efforts to further develop the market for MCED testing.
•Investment in clinical studies and innovation to support our strategy and growth. A significant aspect of our business is our investment in research and development and the ongoing evidence generation supporting the clinical performance and utility of Galleri. In particular, we have invested heavily in clinical studies and designed and executed what we believe is the largest clinical program in genomic medicine to date. These studies include: NHS-Galleri, CCGA, SUMMIT, STRIVE, SYMPLIFY, PATHFINDER, PATHFINDER 2, REFLECTION and REACH/Galleri-Medicare. We have established and maintained a leading voice in conversations regarding the early detection of multiple cancer types in the peer-reviewed literature. We have published data from these studies in high-profile journals and have presented such data at renowned medical conferences. We believe these studies are critical to driving adoption of our tests, as well as favorable coverage decisions, and expect to continue investment in data generation. In addition, we have invested heavily in the development of our methylation platform and extensive technological infrastructure. We expect our research and development expenses to decrease over the next three years as, in conjunction with our portfolio review, we determined to decrease investment in product programs beyond Galleri. Additionally, some of our large clinical trials are moving into follow-up phase and the development of our automated platform is expected to substantially conclude next year. We will continue to prioritize key objectives for Galleri, including completion of our registrational studies and our premarket approval application.
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
While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See the “Risk Factors” section of this Quarterly Report on Form 10-Q for more information. Seasonal fluctuations, underlying business trends have also affected, and are likely to continue to affect, our business. We may experience this seasonality, in particular in the third quarter due to primary care physician and patient summer vacation period. These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.
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
General and Administrative and General and Administrative — Related Parties
G&A expenses consist of personnel expenses, including salaries, benefits and stock-based compensation expense, for executive, finance and accounting, legal, human resources, business development, corporate communications, medical affairs and management information systems personnel. Also included are professional fees, legal costs, including patent and trademark-related expenses and educational activities. The related party amount represents allocated stock administration expenses from Illumina. We have incurred and will incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, director and officer insurance premiums, investor relations activities, and other expenses related to administrative and professional services. We expect our G&A expenses to decrease following implementation of the Restructuring Plan and to decrease as a percentage of revenue over the next three years and long term.
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

Results of Operations
Comparisons of the Three and Nine Months Ended September 30, 2024 and October 1, 2023
The following table summarizes our results of operations for the three and nine months ended September 30, 2024 and October 1, 2023.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	October 1, 2023	September 30, 2024	October 1, 2023
Revenue:
Screening revenue	$25,245	$16,631	$76,710	$51,814
Screening revenue — related parties	129	114	366	530
Development services revenue	3,278	3,977	10,267	10,435
Total revenue	28,652	20,722	87,343	62,779
Costs and operating expenses:
Cost of screening revenue (exclusive of amortization of intangible assets)	12,054	10,816	35,054	28,574
Cost of screening revenue — related parties	3,916	2,013	10,427	5,805
Cost of development services revenue	1,281	1,424	3,215	4,819
Cost of development services revenue — related parties	161	65	284	125
Cost of revenue — amortization of intangible assets	33,473	33,473	100,417	100,417
Research and development	70,008	75,539	255,125	238,371
Research and development — related parties	8,223	4,537	18,927	16,288
Sales and marketing	35,625	36,597	123,433	123,169
General and administrative	47,417	50,132	171,641	147,380
General and administrative — related parties	1	51	104	154
Goodwill and intangible impairment	—	718,466	1,420,936	718,466
Total costs and operating expenses	212,159	933,113	2,139,563	1,383,568
Loss from operations	(183,507)	(912,391)	(2,052,220)	(1,320,789)
Other income:
Interest income	11,661	2,529	17,367	6,603
Other expense, net	561	196	514	421
Total other income, net	11,100	2,333	16,853	6,182
Loss before income taxes	(172,407)	(910,058)	(2,035,367)	(1,314,607)
Benefit from income taxes	46,719	18,610	105,428	36,449
Net loss	$(125,688)	$(891,448)	$(1,929,939)	$(1,278,158)

Comparison of the Three Months Ended September 30, 2024 and October 1, 2023
Revenue

	Three Months Ended		Change
(in thousands)	September 30, 2024	October 1, 2023	$	%
Screening revenue and screening revenue — related parties	$25,374	$16,745	$8,629	52%
Development services revenue	3,278	3,977	(699)	(18%)
Total revenue	28,652	20,722	7,930	38%
Screening Revenue and Screening Revenue — Related Parties
The increase in screening revenue of $8.6 million was primarily attributable to a 57% increase in Galleri sales volume, offset by a 3% decrease in average selling price (“ASP”). The Galleri sales volume increased in 2024 as a result of the continued ramp in our commercial activity, expansion of our network of ordering providers, additional commercial partnerships and new promotional campaigns.
Development Services Revenue
The decrease in development services revenue of $0.7 million was primarily due to a decrease of $0.6 million in revenue from pilots with biopharmaceutical partners, a decrease of $0.2 million in revenue earned from research services, and a decrease of $0.5 million in other services revenue, partially offset by an increase of $0.6 million in clinical development revenue.
Cost of Screening Revenue (Exclusive of Amortization of Intangible Assets) and Cost of Screening Revenue — Related Parties

	Three Months Ended		Change
(in thousands)	September 30, 2024	October 1, 2023	$	%
Cost of screening revenue (exclusive of amortization of intangible assets) and Cost of screening revenue — related parties	$15,970	$12,829	$3,141	24%
The increase in cost of screening revenue (exclusive of amortization of intangible assets) and cost of screening revenue — related parties of $3.1 million was primarily attributable to an increase in test volume. Cost of screening revenue (exclusive of amortization of intangible assets) and cost of screening revenue — related parties as a percent of revenue decreased in the third quarter of 2024 compared to the same period in 2023 primarily due to improved efficiency in Galleri testing related to increased Galleri sales volume.
Cost of Development Services Revenue and Cost of Development Services Revenue — Related Parties

	Three Months Ended		Change
(in thousands)	September 30, 2024	October 1, 2023	$	%
Cost of development services revenue and Cost of development services revenue — related parties	$1,442	$1,489	$(47)	(3%)
The cost of development services revenue and cost of development services revenue — related parties decreased due to a decrease in labor costs associated with development services projects completed during the periods.

Research and Development and Research and Development — Related Parties
Research and development and research and development — related parties expenses for the three months ended September 30, 2024 and October 1, 2023 were as follows:

	Three Months Ended		Change
(in thousands)	September 30, 2024	October 1, 2023	$	%
Compensation expenses	$43,318	$43,028	$290	1%
Clinical studies and research collaboration expenses	8,425	11,494	(3,069)	(27)%
Laboratory supplies and expenses	8,821	8,137	684	8%
Other expenses	17,667	17,417	250	1%
Total research and development and research and development — related parties expenses	$78,231	$80,076	$(1,845)	(2%)
The decrease in research and development expenses by $1.8 million was primarily driven by a decrease in clinical studies and research collaboration expenses of $3.1 million due to the completion of enrollment in our Pathfinder 2 study and completion of final study visits in our NHS Galleri Trial. The increase in laboratory supplies and expenses of $0.7 million was primarily driven by an increase in our reserve for excess supplies on hand as a result of our strategic decision to decrease investment in product programs beyond Galleri as part of the Restructuring Plan. The increase in compensation expenses of $0.3 million was primarily related to an increase of $9.0 million in severance and benefits related to the Restructuring Plan, offset by decreases of $3.4 million in stock-based compensation, $2.9 million in salaries and wages and $2.4 million in variable compensation expense primarily due to the reduction in workforce related to the Restructuring Plan. The increase of $0.3 million in other expenses is a result of increases in the use of contractors and temporary labor, cloud computing, and other expenses driven by higher software, IT, and facilities expenses being allocated to the research and development function, partially offset by a decrease in depreciation expenses.
Sales and Marketing

	Three Months Ended		Change
(in thousands)	September 30, 2024	October 1, 2023	$	%
Sales and marketing	$35,625	$36,597	$(972)	(3%)
The decrease in sales and marketing expenses of $1.0 million was primarily attributable to a decrease of $0.6 million in in third-party marketing and professional services expenses and $0.4 million decrease in other expenses including the use of third party contractors and allocated facilities expenses. The change in compensation costs was primarily related to an increase of $4.2 million in severance and benefits related to the Restructuring Plan, offset by decreases of $1.9 million in stock-based compensation, $1.6 million in salaries and wages and $0.7 million in variable compensation expense primarily due to the reduction in workforce related to the Restructuring Plan.
General and Administrative

	Three Months Ended		Change
(in thousands)	September 30, 2024	October 1, 2023	$	%
General and administrative	$47,418	$50,183	$(2,765)	(6%)
The decrease in general and administrative expenses of $2.8 million was primarily attributable to a decrease of $1.5 million in Illumina/GRAIL divestiture related legal and professional services expenses. Facilities related expenses decreased by $1.2 million primarily related to a reduction in lease related expenses. The decrease in compensation expenses of $0.2 million was primarily related to decreases of $2.6 million in stock-based compensation, $1.4 million in variable compensation expense and $0.2 million in salaries and wages primarily due to the reduction in workforce related to the Restructuring Plan, offset by an increase of $4.0 million in severance and benefits related to the Restructuring Plan. Other expenses increased by $0.2 million primarily driven by increases in corporate IT expenses and costs associated with the use of third party contractors, net of allocated expenses.
Goodwill and Intangible Impairment

	Three Months Ended		Change
(in thousands)	September 30, 2024	October 1, 2023	$	%
Goodwill and intangible impairment	$—	$718,466	$(718,466)	(100%)
As a result of an impairment assessment performed by Illumina in the third quarter of 2023, a goodwill impairment charge of $608.5 million was recorded which represents the amount by which the carrying value of GRAIL exceeded the fair value of GRAIL upon performing a quantitative test, primarily due to changes to expected timing of revenue and a higher discount rate. In conjunction with the 2023 impairment assessment, an impairment charge of $110.0 million was recorded to the IPR&D intangible asset.
Interest Income

	Three Months Ended		Change
(in thousands)	September 30, 2024	October 1, 2023	$	%
Interest income	$11,661	$2,529	$9,132	361%
The increase in interest income of $9.1 million was primarily driven by an increase in interest earned on our money market funds primarily due to an increase in the balance of money market funds held.
Other Expense

	Three Months Ended		Change
(in thousands)	September 30, 2024	October 1, 2023	$	%
Other expense, net	$561	$196	$365	186%
The increase in other expense, net was primarily a result of the fluctuation of foreign currency exchange rates.
Benefit from Income Taxes

	Three Months Ended		Change
(in thousands)	September 30, 2024	October 1, 2023	$	%
Benefit from income taxes	$46,719	$18,610	$28,109	151%
The increase in benefit from income taxes was primarily driven by the increase in pretax tax book losses for the three months ended September 30, 2024 when compared to the three months ended October 1, 2023, with consideration to the impact of the valuation allowance against pre-tax losses.

Comparison of the Nine Months Ended September 30, 2024 and October 1, 2023
Revenue

	Nine Months Ended		Change
(in thousands)	September 30, 2024	October 1, 2023	$	%
Screening revenue and screening revenue — related parties	$77,076	$52,344	$24,732	47%
Development services revenue	10,267	10,435	(168)	(2%)
Total revenue	87,343	62,779	24,564	39%
Screening Revenue and Screening Revenue — Related Parties
The increase in screening revenue of $24.7 million was primarily attributable to a 47% increase in Galleri sales volume, as ASP remained consistent period over period. The Galleri sales volume increased in the first nine months of 2024 as a result of the continued ramp in our commercial activity and partnerships, expansion of our network of ordering providers, and new promotional campaigns.
Development Services Revenue
The decrease in development services revenue of $0.2 million was primarily due to a decrease of $1.8 million in revenue from pilots with biopharmaceutical partners as a result of milestones earned in 2023 that did not reoccur and a decrease of $0.6 million in other services revenue, partially offset by an increase of $1.8 million in clinical development revenue and an increase of $0.4 million in revenue earned from research services.
Cost of Screening Revenue (Exclusive of Amortization of Intangible Assets) and Cost of Screening Revenue — Related Parties

	Nine Months Ended		Change
(in thousands)	September 30, 2024	October 1, 2023	$	%
Cost of screening revenue (exclusive of amortization of intangible assets) and Cost of screening revenue—related parties	$45,481	$34,379	$11,102	32%
The increase in cost of screening revenue (exclusive of amortization of intangible assets) and cost of screening revenue — related parties of $11.1 million was primarily attributable to an increase in test volume. Cost of screening revenue (exclusive of amortization of intangible assets) and cost of screening revenue — related parties as a percent of revenue decreased in the nine months ended September 30, 2024 primarily due to improved efficiency in Galleri testing related to increased Galleri sales volume.
Cost of Development Services Revenue and Cost of Development Services Revenue — Related Parties

	Nine Months Ended		Change
(in thousands)	September 30, 2024	October 1, 2023	$	%
Cost of development services revenue and Cost of development services revenue—related parties	$3,499	$4,944	$(1,445)	(29%)
The cost of development services revenue and cost of development services revenue — related parties decreased due to a decrease in labor costs associated with development services projects completed during the periods.

Research and Development and Research and Development — Related Parties
Research and development and research and development — related parties expenses for the nine months ended September 30, 2024 and October 1, 2023 were as follows:

	Nine Months Ended		Change
(in thousands)	September 30, 2024	October 1, 2023	$	%
Compensation expenses	$138,399	$131,867	$6,532	5%
Clinical studies and research collaboration expenses	41,198	42,947	(1,749)	(4%)
Laboratory supplies and expenses	36,949	29,275	7,674	26%
Other expenses	57,506	50,570	6,936	14%
Total research and development and research and development — related parties expenses	$274,052	$254,659	$19,393	8%
The increase in research and development expenses by $19.4 million was primarily attributable to the increase in laboratory supplies and expenses, other expenses, and compensation expenses. The increase in laboratory supplies and expenses of $7.7 million was primarily driven by increased sample processing to support our clinical studies as well as development and validation testing of our automated platform. The increase of $6.9 million in other expenses was primarily driven by an increase of $2.3 million in professional services expenses, an increase of $3.5 million driven by higher software, IT, and facilities expenses being allocated to the research and development function, and an increase of $1.1 million in the use of contractors and temporary labor. The increase of $6.5 million in compensation expenses was primarily related to an increase of $9.0 million in severance and benefits related to the Restructuring Plan and an increase of $1.1 million in salaries and wages primarily due to a reduction in labor allocated to development services projects, offset by decreases of $2.0 million in variable compensation expense and $1.6 million in stock-based compensation primarily due to the reduction in workforce related to the Restructuring Plan. The decrease in clinical studies and research collaboration expenses of $1.7 million was primarily due to completion of enrollment in our Pathfinder 2 study and completion of final study visits in our NHS Galleri Trial.
Sales and Marketing

	Nine Months Ended		Change
(in thousands)	September 30, 2024	October 1, 2023	$	%
Sales and marketing	$123,433	$123,169	264	—%
The increase in sales and marketing expenses of $0.3 million was primarily attributable to an increase of $4.2 million in compensation expenses primarily related to a $4.8 million increase in severance and benefits related to the Restructuring Plan and a $0.1 million increase in salaries and wages, offset by decreases of $0.4 million in stock-based compensation and $0.3 million in variable compensation expense primarily due to the reduction in workforce related to the Restructuring Plan. This increase was partially offset by a decrease of $2.3 million in other expenses including decreases in allocated facilities expenses and a decrease of $1.6 million in third-party marketing and professional services expenses.
General and Administrative

	Nine Months Ended		Change
(in thousands)	September 30, 2024	October 1, 2023	$	%
General and administrative	$171,745	$147,534	$24,211	16%
The increase in general and administrative expenses of $24.2 million was primarily attributable to an increase of $15.1 million in legal and professional services expenses primarily associated with divestiture related advisory costs related to our Spin-Off completed on June 24, 2024. Compensation expenses increased by $8.7 million primarily driven by an increase of $4.0 million in severance and benefits related to the Restructuring Plan, an increase of $2.0 million in stock-based compensation, an increase of $1.7 million in salaries and wages primarily related to an increase in headcount, and an increase of $1.7 million of severance expenses (unrelated to the Restructuring Plan), offset by a decrease of $0.7 million in variable compensation expense primarily due to the reduction in workforce related to the Restructuring Plan. Costs associated with the use of contractors and temporary labor increased by $1.1 million. Other expenses decreased by $0.7 million primarily due to decreases in facilities costs, net of allocated expenses.
Goodwill and Intangible Impairment

	Nine Months Ended		Change
(in thousands)	September 30, 2024	October 1, 2023	$	%
Goodwill and intangible impairment	$1,420,936	$718,466	$702,470	98%
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
As a result of an impairment assessment performed by Illumina in the third quarter of 2023, a goodwill impairment charge of $608.5 million was recorded which represents the amount by which the carrying value of GRAIL exceeded the fair value of GRAIL upon performing a quantitative test, primarily due to changes to expected timing of revenue and a higher discount rate. In conjunction with the 2023 impairment assessment, an impairment charge of $110.0 million was recorded to the IPR&D intangible asset.
Interest Income

	Nine Months Ended		Change
(in thousands)	September 30, 2024	October 1, 2023	$	%
Interest income	$17,367	$6,603	$10,764	163%
The increase in interest income of $10.8 million was primarily driven by an increase in interest earned on our money market accounts primarily due to an increase in the balance of money market funds held.
Other Expense

	Nine Months Ended		Change
(in thousands)	September 30, 2024	October 1, 2023	$	%
Other expense, net	$514	$421	$93	22%
The increase in other expense was primarily a result the fluctuation of foreign currency exchange rates.

Benefit from Income Taxes

	Nine Months Ended		Change
(in thousands)	September 30, 2024	October 1, 2023	$	%
Benefit from income taxes	$105,428	$36,449	$68,979	189%
The increase in benefit from income taxes was primarily driven by the increase in pretax tax book losses for the nine months ended September 30, 2024 when compared to the nine months ended October 1, 2023, with consideration to the impact of the valuation allowance against pre-tax losses, as well as the impairments of intangibles that reduced the Company’s net deferred tax liabilities.
Non-GAAP Financial Measures
In addition to our results provided throughout this Quarterly Report on Form 10-Q that are determined in accordance with GAAP, this Quarterly Report on Form 10-Q also includes the following non-GAAP financial measures for the three and nine months ended September 30, 2024 and October 1, 2023, which information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q:
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

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	October 1, 2023	September 30, 2024	October 1, 2023
Gross loss (1)	$(22,233)	$(27,069)	$(62,054)	$(76,961)
Amortization of intangible assets	33,473	33,473	100,417	100,417
Stock-based compensation	578	625	1,522	1,448
Adjusted Gross Profit	$11,818	$7,029	$39,885	$24,904
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
We calculate Adjusted EBITDA as net income (loss) adjusted to exclude interest (income) expense, income tax expense (benefit), depreciation, impairment of goodwill and intangible assets, and amortization of intangible assets, which represent intangible assets resulting from pushdown accounting, legal and professional services fees related to the Acquisition and corresponding antitrust litigation, including compliance with the hold separate arrangements imposed by the European Commission, and our divestment from Illumina, restructuring charges, and stock-based compensation. We believe that the items subject to these further adjustments are not indicative of our ongoing operations due to their nature, especially considering the impact of certain items as a result of the Acquisition.
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

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	October 1, 2023	September 30, 2024	October 1, 2023
Net loss	$(125,688)	$(891,448)	$(1,929,939)	$(1,278,158)
Adjusted to exclude the following:
Interest income	(11,661)	(2,529)	(17,367)	(6,603)
Benefit from income tax expense	(46,719)	(18,610)	(105,428)	(36,449)
Amortization of intangible assets (1)	34,583	34,583	103,750	103,750
Depreciation	4,647	5,216	14,865	15,018
Goodwill and intangible impairment (2)	—	718,466	1,420,936	718,466
Illumina/GRAIL merger & divestiture legal and professional services costs (3)	226	2,944	22,158	11,198
Stock-based compensation(4)	17,449	25,319	72,502	72,383
Restructuring(5)	19,007	—	19,007	—
Adjusted EBITDA	$(108,156)	$(126,059)	$(399,516)	$(400,395)
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
(5)Represents employee severance, benefits, payroll taxes, and other costs associated with the Restructuring Plan.

Liquidity and Capital Resources
Sources of Liquidity
From inception through the closing date of Illumina’s acquisition of GRAIL, we had funded our operations primarily through the sale and issuance of redeemable convertible preferred stock and receipt of continuation payments from Illumina. Post- Acquisition until completion of the Spin-Off, we received funding on a quarterly basis directly from Illumina. On June 21, 2024, in connection with the Spin-Off we received a cash contribution of $932.3 million from Illumina. As of September 30, 2024, our cash and cash equivalents totaled $853.6 million.
Future Funding Requirements
We began generating revenue in mid-2021, but we have continued to incur significant losses and negative cash flows from operations. Subsequent to the acquisition of GRAIL by Illumina, we have incurred net losses of $9.7 billion which include charges for impairment of goodwill and intangible assets and amortization of intangible assets. We expect to continue to incur operating losses over at least the next several years as we continue to invest in research and development and seek to achieve broad reimbursement of our current commercialized products. We believe that our existing cash and cash equivalents, including the funding that Illumina provided in connection with the Spin-Off, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, as of the date of this Quarterly Report on Form 10-Q. However, we anticipate that we will need to raise additional financing in the future to fund our operations. Our future capital requirements will depend on many factors, including the timing and costs of obtaining regulatory approvals, the timing of broad reimbursement, market acceptance of our products prior to broad reimbursement, the timing and extent of spending to support commercialization, launch of pipeline products, and the efficiency of our operations. We are subject to typical risks associated with an early-stage commercial company and are developing the market for multi-cancer early detection. We may encounter complications with executing our business plans that may cause unforeseen expenses and adversely affect our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies, and intellectual property rights, which may require additional financing.
We may be required to seek additional capital through equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations. We are also restricted in our ability to raise money through certain transactions or with certain parties pursuant to the terms of the Tax Matters Agreement we entered into with Illumina on June 24, 2024 in connection with the Spin-Off. We may also choose to raise funds through collaborations and licensing arrangements, in which case we may relinquish significant rights or grant licenses on terms that are not favorable to us. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
(in thousands)	September 30, 2024	October 1, 2023

Net cash used by operating activities	$(483,666)	$(466,902)
Net cash used by investing activities	(4,905)	(8,992)
Net cash provided by financing activities	1,244,300	377,780
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	228	49
Net increase (decrease) in cash, cash equivalents, and restricted cash	$755,957	$(98,065)

Net Cash Used by Operating Activities
During the nine months ended September 30, 2024, net cash used by operating activities consisted of a net loss of $1.9 billion, $53.8 million cash payments for equity awards, and cash used by changes in our operating assets and liabilities of $7.9 million, offset by non-cash charges of $1.5 billion. The non-cash adjustments primarily consisted of goodwill and intangible impairment expense of $1.4 billion, depreciation and amortization of $118.6 million, and stock-based compensation expense of $72.5 million, which was partially offset by a non-cash benefit of $105.0 million relating to deferred taxes. Changes in operating assets and liabilities was predominantly driven by a decrease in accounts payable and accounts payable — related parties of $12.2 million, an increase in prepaids and other current assets of $1.3 million, partially offset by a decrease in accounts receivable of $1.7 million, a decrease in net operating lease assets and liabilities of $1.5 million, an increase in accrued and other liabilities and accrued and other liabilities — related parties of $1.8 million, and a decrease in supplies and supplies — related parties of $0.5 million.
During the nine months ended October 1, 2023, net cash used by operating activities consisted of a net loss of $1.3 billion, $65.0 million cash payments for equity awards, and cash used by changes in our operating assets and liabilities of $1.2 million, partially offset by non-cash charges of $877.5 million. The non-cash adjustments primarily consisted of goodwill and intangible impairment expense of $718.5 million, depreciation and amortization of $118.8 million, and stock-based compensation expense of $72.4 million, which was partially offset by a non-cash benefit of $34.1 million relating to deferred taxes. Changes in operating assets and liabilities was predominantly driven by a decrease in accounts payable of $8.6 million, an increase in supplies and supplies—related parties of $4.6 million, and an increase in prepaids and other current assets of $1.9 million, partially offset by a decrease in accounts receivable of $6.2 million, a decrease in net operating lease assets and liabilities of $5.5 million, and an increase in accrued and other liabilities of $2.1 million.
Net Cash Provided by Investing Activities
During the nine months ended September 30, 2024, net cash used by investing activities primarily consisted of $4.9 million for capital expenditures primarily related to purchases of machinery and equipment for use in our laboratories.
During the nine months ended October 1, 2023, net cash used by investing activities primarily consisted of $9.0 million for capital expenditures primarily related to purchases of machinery and equipment for use in our laboratories.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2024, net cash provided by financing activities primarily consisted of $1.2 billion in funding received from Illumina.
During the nine months ended October 1, 2023, net cash provided by financing activities primarily consisted of $378.0 million in funding received from Illumina, offset by $0.2 million of taxes paid related to net share settlement of equity awards.
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
The grant date fair value of RSUs and DSUs are determined based on the closing market price of our common stock on the date of the grant (or, in the case of RSUs resulting from the Award Modification, the date of the Award Modification, and in the case of DSUs resulting from deferrals of director cash fees, the date on which such fees would have been otherwise paid). Stock-based compensation expense is recognized based on the fair value on a straight-line basis over the requisite service periods of the RSUs and DSUs.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $853.6 million as of September 30, 2024, which consisted primarily of bank deposits and money market funds. The primary objective of our investment activities is to preserve capital to fund our operations. We do not enter into investments for trading or speculative purposes.
Due to the makeup of our cash and cash equivalents, a hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our Condensed Consolidated Financial Statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10‑Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A. Risk Factors
You should carefully consider the following risks and other information described in “Risk Factors” in this Quarterly Report on Form 10-Q in evaluating GRAIL and GRAIL common stock (Nasdaq: GRAL). Any of the following risks and uncertainties could materially adversely affect our business, financial condition, and results of operations. The following risks have generally been separated into five groups: risks relating to our business and industry, risks relating to regulation and legal compliance, risks relating to intellectual property, risks relating to the Spin-Off, and risks relating to our common stock. References to “we,” “our,” “us,” and words of similar import in this section refer to GRAIL and, unless otherwise specified, its consolidated subsidiaries. References to this Quarterly Report refer to this Quarterly Report on Form 10-Q for the period ended September 30, 2024 and references to the Information Statement refer to our Information Statement, which is included as Exhibit 99.1 to Amendment No. 2 to GRAIL’s Registration Statement on Form 10 (File No. 001-42045) filed with the Securities and Exchange Commission on June 3, 2024.
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
Since our inception, we have incurred significant net losses. Our net loss was $1.9 billion and $1.3 billion in the nine months ended September 30, 2024 and October 1, 2023 respectively. Substantially all of our net losses since inception have resulted from our research and development programs, commercialization efforts, investments in our facilities, payments to licensors, and general and administrative costs associated with our operations, as well as intangible asset amortization and the impairments of $1.4 billion and $0.7 billion during the nine months ended September 30, 2024 and October 1, 2023, respectively, related to the intangible assets and goodwill recorded by Illumina upon the acquisition of GRAIL. As of September 30, 2024, we had an accumulated deficit of $9.7 billion.

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
Our success depends on our ability to provide reliable, high-quality products that perform as indicated in our product labeling, marketing, and advertising material, as well as our ability to complete clinical studies and comply with applicable regulatory requirements that enable us to commercialize our products and future products. Our commercial product, Galleri, which we have launched as a laboratory developed test (“LDT”) in the United States and for which we are pursuing a premarket approval application (“PMA”) with the U.S. Food and Drug Administration (the “FDA”) and our precision oncology portfolio, which we currently offer on a research-use-only basis, and any future products in development, may not perform as expected. Results from our ongoing or future studies, or from the post-market or real-world setting, involving current or future products or our methylation platform may be inconsistent with certain results obtained from our previous studies, or from interim results initially reported on those studies. In addition, results from our ongoing or future studies may not support certain product launch opportunities. For example, NHS England decided to wait for the final results from the NHS-Galleri Trial, a trial designed to inform implementation of the Galleri test as a national screening program (if recommended by the UK National Screening Committee)(the “NHS-Galleri Trial”), before determining whether to implement the Galleri test in NHS, rather than rely on certain results of an early analysis from the first screening test (the prevalent screening round) in the NHS-Galleri Trial to begin a two-year commercial pilot in England. It is possible that the final results will be unsuitable or unavailable, which could have a significant adverse impact on the success of our commercial efforts for Galleri, our ability to achieve FDA authorization at all or within our anticipated timelines, our brand and reputation, our business, and our growth prospects. Furthermore, other studies have been or may be conducted in populations (such as our SUMMIT study which was conducted in a population of tobacco users) or under other circumstances which make their results more complicated to interpret or result in data that is more difficult to compare. In addition, as Galleri and our research-use-only offering are currently available to customers and others, any studies, including those conducted by third parties, that use our current or future products, or that examine elements of our methylation platform, may produce results that are inconsistent to evaluate independently or comparatively from our own studies. If any such inconsistent results were to be produced, either before or after launch of a product or future product, our reputation, business, financial condition, results of operations, and growth prospects would suffer.
Our products require a number of complex and sophisticated biochemical and bioinformatics processes, which could be adversely impacted by a number of different factors. An operational or technological failure in one of these complex processes or fluctuations in external variables may result in performance characteristics, such as sensitivity or specificity rates, that are lower than we anticipate or that vary between test runs or in a higher than anticipated number of tests that fail to produce results. In addition, we continue to evaluate and refine our algorithms and other processes under development. These refinements may inadvertently result in unanticipated issues that may reduce our performance characteristics, such as sensitivity or specificity rates, or otherwise adversely affect the performance of our tests and their results. Galleri was launched in the United States as an LDT in mid-2021. FDA has granted breakthrough device designation for Galleri. We plan to complete a PMA submission for an updated version of our Galleri test. We may also be required or decide voluntarily to seek clearance or approval from the FDA for future products. However, the FDA recently finalized a regulation pursuant to which it plans to subject LDTs to medical device requirements through a phase-out of its historical policy of enforcement discretion over LDTs over a period of four years. The phase-in of medical device requirements to LDTs, including the potential requirement for FDA marketing authorization, will be costly and time-consuming, and if we fail to comply with such requirements, or if we cannot ultimately obtain marketing authorization for our LDTs where required, our business will be substantially harmed
Moreover, FDA, other regulators, and notified bodies may require that we generate additional clinical data to support such clearance, approval, or certification, which could result in delays, increased costs, or other limitations or negative impact on our ability to receive such clearance, approval, or certification, if at all, including narrowed indication or labeling than expected or desired. For additional information, see “—Risks Relating to Regulation and Legal Compliance—The regulatory clearance, approval, or certification processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming, and unpredictable. If we are ultimately unable to obtain any necessary or desirable regulatory approvals, clearances, or certifications, or if such approvals, clearances, or certifications are significantly delayed, our business will be substantially harmed.” Our stakeholders include certain third parties, including telemedicine and phlebotomy providers, couriers, storage and data collection management providers, and ordering and results delivery providers, among others, which we refer to as patient-facing service providers. Other important third parties are clinical study providers and collaborators, including contract research organizations (“CROs”) and partners. Negative results experiences or outcomes, including those published by third parties, such as patient-facing service providers and other partners, that use our methylation platform, our products, or our offerings may harm our reputation, business, and growth prospects.
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
In addition, we cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all, or within the anticipated budget. The timely completion of clinical studies in accordance with their protocols and applicable requirements depends, among other things, on our ability to enroll a sufficient number of participants who remain in the study until its conclusion. Many of our clinical studies require enrolling a large number of asymptomatic participants (i.e., individuals without symptoms of cancer) who may not see value in enrollment. Additionally, we may encounter delays as a result of the administrative complexities in managing and recruiting for studies of this scope and size. If we are unable to recruit sufficient participants for our clinical studies, including our Real-world Evidence to Advance Multi-Cancer Early Detection Health Equity (“REACH/

Galleri-Medicare”) study, or if we are unable to maintain sufficient participation of enrolled participants to maintain statistical power for our endpoints, our product development, commercialization activities, and our ability to seek regulatory clearance or approval for our products could be delayed, require modification, or be prevented.
For example, our PMA submission for Galleri requires clinical data, including certain data from our ongoing PATHFINDER 2 study, which we are conducting under an FDA-approved Investigational Device Exemption (“IDE”) application and our NHS-Galleri Trial. We may encounter difficulties enrolling or maintaining a sufficient number of participants in our current or future studies, including our PATHFINDER 2 study and the NHS-Galleri Trial. Delays in our studies would cause us to delay completion of our PMA submission for Galleri, which would negatively impact our business, financial condition, results of operations, and growth prospects.
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
•challenges caused by transferring personal information or biological samples from the EU, United Kingdom, or other countries to our systems or facilities in the United States for processing or to regulatory authorities;
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
•determination that data from research conducted outside the United States, including the NHS-Galleri Trial, does not meet the FDA’s requirements for submission and support of a marketing authorization or future clinical study IDE application, for example because the foreign data are not applicable to the U.S. population and U.S. medical practice, the studies have been performed by clinical investigators of unsuitable competence, or the FDA cannot validate the data through an on-site inspection or other appropriate means;
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
Our ability to generate future revenue growth from product sales and achieve profitability depends on our ability to continue commercializing our products. We completed our first sale of Galleri in mid-2021 and as of September 30, 2024 we have sold more than 250,000 Galleri tests through our existing market channels. We also launched our precision oncology portfolio in 2023, which comprises a research use only (“RUO”) offering, and have partnered with several biopharmaceutical companies to deploy this offering. While we are continuing to support our precision oncology portfolio following the Restructuring Plan, we may not be able to generate sufficient revenues to offset the costs of offering these products or achieve or maintain profitability on these products, and revenues from precision oncology may not be a significant source of our overall revenue in the future. We cannot assure you that we will successfully be able to launch any future products as planned, if at all, and our failure to do so may prevent us from generating increased revenue. Furthermore, even if we are able to launch future products in a timely manner, we may not be able to generate sufficient revenue to offset our costs and achieve profitability. Our ability to generate future revenue growth from product sales depends heavily on our success in:
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
As of September 30, 2024, we had $853.6 million in cash and cash equivalents. We believe that our existing cash and cash equivalents, together with the funding obligations of Illumina required by the EC Divestment Decision (as defined in the section titled “The Spin-Off—Background” in the Information Statement ), will be sufficient to fund our projected operations for at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents, and funding obligations from Illumina to be available to fund our operations is based on assumptions that may prove to be inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate.
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
As a result of the Spin-Off, we are subject to a number of limitations and risks that may impact our ability to obtain additional financing. For example, certain restrictions under the Tax Matters Agreement limit our ability to obtain additional financing, including offerings of common stock, or otherwise require that we undertake certain procedures with Illumina. In addition, certain terms of the Spin-Off may impact our ability to successfully obtain financing on favorable terms or at all. For example, in connection with the Spin-Off, Illumina provided us with disposal funding in the amount of $932.3 million in accordance of the Separation and Distribution Agreement, subject to a clawback feature in the event that the Company (i) consummates a GRAIL Change of Control, or (ii) (1) pays any dividend on, or makes any other distribution in respect of, any shares of its capital stock or other equity or voting interests (other than a stock dividend or a stock split), or otherwise consummates a return of capital from GRAIL to any of its equity holders or (2) redeems, purchases or otherwise acquires any of its outstanding shares of capital stock or other equity or voting interests, in each case prior to the 15-month anniversary of the Distribution Date. If the Company consummates a transaction described in the foregoing clause (i) prior to the 15-month anniversary of the Distribution Date, the Company must return to Illumina a cash amount calculated by reference to the number of months which have elapsed since June 24, 2024 at the time of the public announcement of the event giving rise to such transaction. If the Company consummates a transaction described in the foregoing clause (ii) prior to the 15-month anniversary of the Distribution Date, the Company must return to Illumina a cash amount equal to the payments made by the Company in connection with such transaction up to an aggregate maximum amount equal to the amount of the initial disposal funding subject to a clawback feature in the event of a change in control, or the Company (1) pays any dividend on, or makes any other distribution in respect of, any shares of its capital stock or other equity or voting interests (other than a stock dividend or a stock split), or otherwise consummates a return of capital from GRAIL to any of its equity holders or (2) redeems, purchases or otherwise acquires any of its outstanding shares of capital stock or other equity or voting interests, prior to September 24, 2025. If these clawback features are triggered, we must return to Illumina the aggregate amount of payments to equity holders as a result of or in connection with such a transaction. Additionally, in connection with certain change of control transactions prior to September 24, 2025, we must return to Illumina a cash amount decreasing over time calculated by reference to the number of months which have elapsed since June 24, 2024 at the time of the public announcement of the event giving rise to the change of control. These restrictions under these agreements may impact our ability to obtain additional financing when needed, if at all, and, if we are required to repay any disposal funds to Illumina under the clawback provision, our cash balance will be reduced and we may have greater need for additional financing.
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
We rely on Illumina as the sole supplier of the next-generation sequencers and associated Illumina-supplied reagents we use to perform our genomic tests and as the sole provider of servicing, including maintenance and repair services for these sequencers. Additionally, as a part of the Spin-Off, Illumina distributed 85.5% of its holdings of the Company to its shareholders but remained a significant shareholder through its retention of 14.5% of our outstanding shares immediately following the Spin-Off and we are party to a number of agreements with Illumina entered into in connection with the Spin-Off. Any disruption or interruption in Illumina’s operations, Illumina’s breach of our supply-related agreements or disputes arising between the parties would impact our supply chain and laboratory operations. We also rely on Madison as the sole supplier of our blood collection tubes and Twist as the sole supplier of our DNA panels. We rely on other vendors as sole suppliers, although we believe we are less reliant on their offerings than the vendors named above. A disruption or interruption in supply from these vendors could delay our ability to continue laboratory operations, and develop and commercialize any other future products. Any such disruption or interruption in supply, quality, or servicing would adversely affect our commercial partnerships, our ability to continue supporting clinical studies and conduct new studies, our reputation, and could impact our timing for regulatory authorization and coverage and reimbursement.
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
We depend on technology systems for significant elements of our business operations. These technology systems support a variety of functions, including manufacturing operations, laboratory operations, data analysis, quality control, partner service and support, billing, research and development activities, and scientific and general administrative activities. The design, development, maintenance, and operation of our technology over time is expensive and complex, and may involve unforeseen difficulties including performance problems, undetected defects, or errors. Overcoming technical obstacles and correcting defects or errors could prove to be impossible or impracticable, and the costs incurred may be substantial and adversely affect our results of operations. Additionally, regulation in the machine learning and artificial intelligence space is constantly evolving and limitations placed on the use of data, including personal information, health data, or genetic/ genomic data in such systems may make it difficult for us to continue using our machine learning algorithms. If our technology does not function reliably, fails to meet expectations in terms of performance, or cannot be fully utilized due to increasing regulation, including regulation by the FDA or comparable regulatory authorities of artificial intelligence or medical device software, we may be unable to provide, or our customers may stop using, our products. We expect that increased investment will be required in the future to continuously improve our use of AI technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.
In Europe, on July 12, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) was published in the EU Official Journal, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act entered into force on August 2, 2024, and the majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and imposes significant fines for breaches which may amount up to 7% of an undertaking’s worldwide annual turnover. The EU AI Act and its future interpretation and application may affect our use of AI technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition. It is also possible that further laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies. For example, Colorado passed the Colorado Artificial Intelligence Act and Utah passed the Utah Artificial Intelligence Policy Act, both of which will have implications on the ways that businesses can use AI technologies.
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
As of September 30, 2024, we had approximately 1,170 employees, substantially all of whom were full- time Following implementation of the Restructuring Plan, our headcount will be reduced. As our development plans and strategies develop, and as we continue our operation as a public company, we may require a significant number of additional managerial, operational, financial, and other personnel. Moreover, despite our progress made in driving commercial implementation to date, we may not be able to market, sell, or distribute Galleri, or any future products that we may develop and commercialize, effectively enough to support our planned growth. Although the Restructuring Plan will result in a lower number of employees and a focus on Galleri-related activities, we may nevertheless need to continue to grow our operations to achieve our goals.
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
To induce valuable employees to join or remain at our company we have generally granted time-based incentive awards in addition to salary and periodic cash incentives. Prior to the Spin-Off, these awards generally consisted of Cash-Based Equity Awards that vest over time and after the Spin-Off, these awards consisted of grants of RSUs. The value to employees of these grants that vest over time may at any time be insufficient to counteract more lucrative offers from other companies. In connection with the Spin-Off, the Cash-Based Equity Awards converted into RSUs (the “RSU Conversion”) in accordance with the Employee Matters Agreement, dated June 24, 2024, by and between us and Illumina (the “Employee Matters Agreement”). As a result of the RSU conversion, the fair market value of each employee’s RSU award after the RSU Conversion was substantially lower than the face value of the Cash-Based Equity Awards prior to the RSU Conversion, particularly for award tranches vesting after 2024. Subsequent to September 30, 2024, we granted 2.4 million RSUs to our employees, but this may not be sufficient to motivate and retain employees. Although we have employment agreements with certain key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. If we are unable to attract and incentivize highly qualified personnel on acceptable terms in a timely manner, or at all, our business and results of operations may suffer.

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
If our quarterly results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our results of operations, which could be caused by any number of factors including seasonality of prescribing our products, may, in turn, cause the price of our stock to fluctuate substantially. We may experience this seasonality in particular in the third quarter due to primary care physician and patient summer vacation period. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

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
For example, since the acquisition of our business by Illumina in 2021, the acquisition has been subject to various legal challenges, including by the FTC and the European Commission. As a result, we have been a party, together with Illumina and as a separate party, to a number of regulatory and administrative proceedings regarding the acquisition, including ongoing proceedings and proceedings in which we have filed separate appeals. In addition, we have intervened in certain procedures in support of Illumina. Following completion of the Spin-Off we and Illumina sought dismissal of the FTC’s complaint on July 30, 2024, and on August 15, 2024, the FTC dismissed without prejudice the complaint on the basis that the Spin-Off effectively abandoned the transaction giving rise to the complaint. On September 3, 2024, the European Court of Justice annulled the European Commission’s decision to review Illumina’s acquisition of Grail on the basis the European Commission did not have the jurisdiction to do so. With the completion of the Spin-Off, the dismissal by the FTC and the annulment of the European Court of Justice, the Company believes these matters are substantially concluded. However, we may continue to be involved in litigation proceedings related to the FTC’s or the European Commission’s actions related to the acquisition. We may also be a party or otherwise involved in new litigation proceedings regarding the acquisition. For example, in July 2023, Illumina was informed that the staff of the SEC was conducting an investigation relating to Illumina and was requesting documents and communications primarily related to Illumina’s acquisition of GRAIL and certain statements and disclosures concerning GRAIL, our products and the acquisition, and related to the conduct and compensation of certain members of Illumina and GRAIL management, among other things. GRAIL is cooperating with the SEC in this investigation.
In addition, our acquisition by Illumina and subsequent litigation resulted in the filing of three securities class actions in the United States District Court for the Southern District of California: Kangas v. Illumina, Inc. et al., Roy v. Illumina, Inc. et al., and Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al. (collectively, the “Actions”). The complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts relating to Illumina’s acquisition of GRAIL. The complaints seek unspecified damages, interest, fees, and costs. On January 9, 2024, four movants filed motions to consolidate the Actions and to appoint a lead plaintiff (“Lead Plaintiff Motions”). On April 11, 2024, the Court issued an order consolidating the Actions into a single action (captioned in re Illumina, Inc. Securities Litigation No. 23-cv-2082-LL-MMP), and appointed Universal-Investment-Gesellschaft mbH, UI BVK Kapitalverwaltungsgesellschaft mbH, and ACATIS Investment Kapitalverwaltungsgesellschaft mbH as lead plaintiffs. (the "Lead Plaintiffs). On June 21, 2024, the Lead Plaintiffs filed their consolidated amended complaint. The amended complaint alleges that GRAIL, in addition to Illumina, and certain of their respective current and former directors and others violated sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 in connection with Illumina's acquisition of GRAIL. On September 13, 2024 the plaintiffs further amended the complaint. We deny the allegations in the complaints and intend to vigorously defend the litigation. See Note 9 — Legal And Regulatory Proceedings for additional details. In the event that any of the matters described above result in one or more adverse judgments or settlements, we may experience an adverse impact on our financial condition, results of operations or stock price.
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
Significant political and economic uncertainty remains about how much the relationship between the U.K. and EU will differ as a result of the U.K.’s withdrawal. These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition, and results of operations and reduce the price of our common stock.

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
Given the novel nature and complexity of our multi-cancer detection tests, and the fact that the FDA has never granted marketing authorization for a multi-cancer detection test, we cannot be certain whether we will receive FDA approval for Galleri and we cannot provide assurances that the studies we have conducted, are currently conducting, or plan to conduct, will be sufficient to provide the data that the FDA requires to support a proposed intended use. For example, we plan on providing evidence from our PATHFINDER 2 study and NHS-Galleri Trial to support a PMA as our pivotal study data, as well as supplemental data from other clinical studies, and certain clinical data in the post-approval setting. We may be required to conduct additional studies or expand the enrollment of completed or ongoing studies to support our PMA, as the study design and enrollment continue to be discussed with the FDA. The FDA may require us to perform new analyses of our clinical data. These and other efforts that we may be required to undertake could delay the submission of our PMA or delay or prevent approval, lead to a more limited intended use statement or approved labeling, and/or lead to significant post-approval limitations or restrictions, if approval is obtained at all. If the FDA ultimately determines that the data we plan to submit in our PMA are insufficient to support approval, our PMA submission could be delayed. Further, if the FDA ultimately determines upon review of our PMA that the data we submit are insufficient to support approval, and that we need to generate more data from additional patients, we may not receive approval and may need to resubmit a PMA following completion of additional clinical studies.
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
Similar developments may occur in the EU. For instance, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the Regulation becomes applicable, it will have a phased implementation depending on the concerned products. This Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. The Regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
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

In the EU, for example, notified bodies must be officially designated to certify products and services in accordance with the EU IVDR. Their designation process, which is significantly stricter under the new Regulation, has experienced considerable delays due to the COVID-19 pandemic. Despite a recent increase in designations, the current number of notified bodies designated under the new Regulation remains significantly lower than the number of notified bodies designated under the previous regime. The current designated notified bodies are therefore facing a backlog of requests as a consequence of which review times have lengthened. This has been one of the reasons for the recent extension of the transitional provisions under the EU IVDR. Despite these recent developments, the way we are conducting or intend to conduct our business in the EU and the EEA and the ability of the applicable notified body to timely review and process our regulatory submissions and perform its audits may still be impacted.
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
We agreed in the Tax Matters Agreement to certain covenants and indemnification obligations (including restrictions on share issuances, redemptions or repurchases, business combinations, sales of assets, and similar transactions) that address compliance with the intended tax treatment of the Spin-Off. Certain of these restrictions will apply for the two-year period after the Spin-Off unless Illumina obtains an opinion from counsel or a ruling from the IRS generally to the effect that a restricted action will not cause the Spin-Off or certain related transactions to fail to qualify for its intended tax treatment, or Illumina gives its consent for us to take a restricted action. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may otherwise maximize the value of our business, and might discourage or delay a strategic transaction that our shareholders may consider favorable. These covenants also inhibit our ability to obtain financing through public offerings of our common stock or private financings with certain parties, which may materially and adversely affect our ability to raise capital and satisfy our cash needs. These covenants may continue to apply, and continue to require either opinion of counsel or waiver from or approval by Illumina in order to conduct a strategic transaction or public offering, whether or not an actual tax liability may be incurred by our proposed strategic transaction or public offering. If we are restricted from participating in strategic or financing activities by such contractual restrictions, our business, financial condition, results of operations, and growth prospects would be adversely affected.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1	Separation and Distribution Agreement, dated June 21, 2024, between Illumina, Inc. and GRAIL, Inc.	8-K	6/24/24	2.1
3.1	Certificate of Incorporation of GRAIL, Inc.	S-8	6/21/24	4.1
3.2	Bylaws of GRAIL, Inc.	S-8	6/21/24	4.2
3.3	Certificate of Conversion	8-K	6/24/24	3.3
10.1	GRAIL, Inc. 2024 Deferred Compensation Plan for Directors				X
10.2	Form of Deferred Restricted Stock Unit Agreement (2024 Incentive Award Plan)				X
10.3	GRAIL, Inc. 2024 Inducement Incentive Award Plan				X
10.4	Form of Restricted Stock Unit Agreement (Inducement Plan)				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
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

GRAIL, Inc.

Date:	November 13, 2024	By:	/s/ Robert Ragusa
Robert Ragusa Chief Executive Officer (Principal Executive Officer)
Date:	November 13, 2024	By:	/s/ Aaron Freidin
Aaron Freidin Chief Financial Officer (Principal Financial Officer)