Form 10-K
period 2024-12-31
GRAIL, Inc.
filed 2025-03-05
CIK 1699031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-42045
___________________________
GRAIL, Inc.
___________________________
(Exact name of registrant as specified in its charter)

Delaware	86-3673636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1525 O’Brien Drive Menlo Park, California	94025
(Address of Principal Executive Offices)	(Zip Code)
(833) 694-2553
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	GRAL	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act:
Common Shares
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $477.2 million (based on the closing price of the Registrant’s Common Stock on June 28, 2024 of $15.37 per share, the last trading day before June 30, 2024).
As of February 27, 2025, the registrant had 33,895,246 shares of common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” “would,” or “will,” the negative of these terms, and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include expectations and projections of our future financial performance, future tests or products, technology, clinical studies, regulatory compliance, potential market opportunity, anticipated growth strategies, restructuring costs, sufficiency of cash on hand to finance our business, cost savings, budgets and strategies, restructuring and stock-based compensation costs, impact of the restructuring on our operations and anticipated trends in our business.
These statements are only predictions based on our current expectations and projections about future events and trends. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements. You should specifically consider the numerous factors and risks described under the section entitled “Risk Factors.” Moreover, we operate in a dynamic and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results, level of activity, performance, or achievements to differ materially and adversely from those contained in any forward-looking statements we may make.
Forward-looking statements relate to the future and, accordingly, are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Although we believe the expectations and projections expressed or implied by the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Except to the extent required by law, we undertake no obligation to update any of these forward-looking statements after the date of this Form 10-K to conform our prior statements to actual results or revised expectations or to reflect new information or the occurrence of unanticipated events.

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
•Our products or future products may not perform as expected, and the results of our clinical studies may not support the launch or use our products or future products and may not comply with the requirements, or be replicated in later studies or in the post-market or real-world setting, required to support a commercial opportunity or for any necessary or desirable regulatory clearances, approvals, or certifications, or reimbursement or coverage.
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
•If our products do not receive adequate coverage and reimbursement, if at all, from third-party payors, our ability to expand access to our products and our overall commercial success beyond our existing sales channels will be limited.
•Our commercial products may fail to achieve the degree of market acceptance necessary for commercial success.
•We have launched Galleri as a laboratory developed test (“LDT”) in the United States. The FDA recently finalized a regulation pursuant to which it plans to subject LDTs to medical device requirements through a phase-out of its historical policy of enforcement discretion over LDTs over a period of four years. The phase-in of medical device requirements to LDTs, including the potential requirement for FDA marketing authorization, if it imposes significant obligations in advance of our timeline or readiness, will be costly and time-consuming.
•The regulatory clearance, approval, or certification processes of the FDA and comparable foreign regulatory authorities or notified bodies are lengthy, time-consuming, and unpredictable.
•Our multi-cancer detection tests are a new approach to cancer screening, which present a number of novel and complex issues for FDA review. Because the FDA has never cleared or approved a multi-cancer detection test, we cannot provide assurances regarding information we will need to submit to obtain approval of a PMA from the FDA for a proposed intended use, or if we will be able to obtain such approval on a timely basis or at all.
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

•If we fail to obtain additional financing, we may be unable to expand our commercialization efforts, or to develop and commercialize additional products.
•If our products result in direct or indirect participant or patient harm or injury, we could be subject to significant reputational and liability risks.
•We rely on Illumina as a sole supplier for our next-generation sequencers and associated reagents, Madison Industries as a sole supplier of blood collection tubes, and Twist Bioscience Corporation as a sole supplier of DNA panels. Additionally, we rely on a limited number of suppliers for some of our laboratory instruments and reagents, and we may not be able to immediately find replacements if necessary.
•If our facilities become inoperable, our ability to provide our products will be significantly impaired and our business will be harmed.
•Our operations and business are materially dependent on various third parties, including information technology, sample collection, processing, transfer facilities, and other patient-facing service providers, any of which could experience disruption, failure, or interruption.
•If we are unable to scale our operations successfully to support demand for our products, our business could suffer.
•If we are not successful in attracting, motivating, and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•Our information technology systems, or those used by our third-party collaborators or other contractors or consultants, may fail or suffer cybersecurity incidents or cyberattacks.
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

PART I
Item 1. Business
Our Company
Our mission is to detect cancer early, when it can be cured.
We are an innovative commercial-stage healthcare company focused on saving lives and shifting the paradigm in early cancer detection. We believe screening individuals for many types of cancer with a single test represents a significant opportunity to reduce the global burden of cancer. Our Galleri test is a commercially available screening test for early detection of multiple types of cancer, which we termed multi-cancer early detection (“MCED”). We believe Galleri is clinically validated based on the results of its clinical studies completed to date, including the results of its foundational case-control Circulating Cell-free Genome Atlas (“CCGA”) study and interventional PATHFINDER study, which together enrolled more than 21,000 participants. In these studies, Galleri demonstrated an ability to detect a shared cancer signal through analysis of cell-free DNA in the bloodstream, accurately predict the specific organ or tissue type where the cancer signal originated, and yield high positive predictive values and low false positive rates, all from a simple blood draw. Galleri results can help guide next steps for a diagnosis of cancer by healthcare providers in required follow-up diagnostic testing. We launched Galleri in the United States in mid-2021. As of December 31, 2024, we have sold more than 290,000 commercial tests, more than 137,000 of which were sold in 2024, and established commercial partnerships with stakeholders including leading healthcare systems, employers, payors, and life insurance providers. Commercial use of Galleri has detected some of the most aggressive cancers in early stages including, among others, endometrial, esophageal, gastrointestinal, head and neck, liver, pancreatic, and rectal cancers.
Cancer is a major public health crisis. It is the second leading cause of death both in the United States and worldwide. Most cancers that result in death are diagnosed too late, in advanced stages when they are most challenging to treat. We estimate that more than 70% of cancer deaths result from cancers that have no recommended screening guidelines. In the United States, we consider standard of care screening for cancer to consist of the grade A and B recommendations published by the United States Preventive Services Task Force (“USPSTF”), which currently recommend broad population screening for only four types of cancer using single-cancer screening tests (breast, cervical, colorectal, and lung cancer), and prostate cancer screening, which is USPSTF grade C and is widely implemented in the United States. Grade A and B recommendations are services that USPSTF most highly recommends for preventative care and that have a high or moderate net benefit for patients. Grade C recommendations are services that USPSTF recommends selectively offering or providing to patients based on individual circumstances and that have a moderate certainty of a small net benefit for patients. According to data in the American Cancer Society’s Cancer Facts & Figures 2025, cancers for which there are grade A and B recommendations published by the USPSTF (breast, cervical, colorectal, and lung cancer) are expected to result in approximately 225,000 deaths out of approximately 618,000 cancer-related deaths in the United States in 2025, and prostate cancer is expected to result in approximately 36,000 additional deaths. We believe that expanding upon these current guidelines to screen individuals for many types of cancer with a single test represents a significant opportunity to reduce cancer mortality and the cost of cancer care. In 2021, we published modeling data in Cancer Epidemiology, Biomarkers & Prevention (Cancer Epidemiol Biomarkers Prev. 2021; 30:460–8) that estimated the potential impact of MCED testing on mortality reduction based on test performance in our CCGA-2 study and using 2006 to 2015 data from the Surveillance, Epidemiology, and End Results Program of the U.S. National Cancer Institute (“SEER”) for ages 50-79. Based on this model, we estimated that by adding Galleri to the five standard of care single-cancer screening tests (breast, cervical, colorectal, lung cancer, and prostate), there is potential to detect many more cancers at an earlier stage, which could translate into the potential to avert approximately 100,000 deaths per year in the United States as measured by five-year survival. We believe this model provides helpful context regarding the potential benefits of screening for multiple cancers at once with a singular screening test, like Galleri, in addition to the five standard of care single-cancer screening tests; however, there can be no assurance when or even if Galleri will be added to the USPSTF guidelines or standard of care screening. In addition, an analysis published in Data (Data. 2017; 2(30):2–16) estimated that diagnosing cancer early could result in $26 billion in annual cost-savings in the United States.
We designed Galleri to detect cancer early. If cancer is detected early, it is more amenable to curative treatment. According to the American Cancer Society, the ability to cure cancer depends on the type and stage of cancer, the type of treatment the patient receives, and other factors. While there is not one cure for cancer and not all cancers may be cured, according to the World Health Organization many cancers can be cured if detected early and treated effectively and some of the most common cancer types, such as breast cancer, cervical cancer, oral cancer, and colorectal cancer, have high cure probabilities when detected early and treated according to best practices. Galleri works by detecting DNA fragments shed into the bloodstream by tumor cells. In cancerous cells, methylation, a natural biological process that determines which sections of DNA to turn on or off and that drives tissue differentiation, becomes abnormal. As a result, DNA from cancer has specific methylation patterns that can be used to both identify a general cancer signal and localize that signal to a specific organ or tissue type. In our CCGA study, Galleri identified a shared cancer signal across more than 50 types of cancer, often at an early stage. If a cancer signal is detected, Galleri can accurately predict the tissue type or organ associated with the cancer signal (the cancer signal origin). In our PATHFINDER study, Galleri correctly predicted the first or second cancer signal origins in 22 of 25 participants with a cancer diagnosis following a cancer signal detected (positive) test result (i.e., participants with true positive test results), demonstrating a high cancer signal origin prediction accuracy. Galleri’s screening test results can be used by healthcare providers to guide required follow-up diagnostic testing for a diagnosis of cancer.
As an early pioneer of MCED testing, we have established strong relationships within the cancer and primary care community, including through partnerships with academic and community medical centers, key opinion leaders, and governmental policy and advocacy partners. We have shared evidence supporting our MCED testing at renowned medical conferences, such as the American Association of Cancer Research (“AACR”), American Society of Clinical Oncology (“ASCO”), European Society of Medical Oncology (“ESMO”), and American Academy of Family Physicians (“AAFP”). We have also published results from our studies in leading scientific and medical journals, including The Lancet, Nature, Nature Medicine, Cancer Cell, and The Lancet Oncology. Our industry leadership has been recognized with multiple national high profile accolades, including being acknowledged by Time Magazine as one of the Best Inventions of 2022 and The Atlantic as one of the top breakthroughs of 2022, and being named in Fast Company World Changing Ideas of 2022 and in the Fortune Change the World List in 2023.
We plan to pursue U.S. Food and Drug Administration (the “FDA”) approval to help support broad access for Galleri in the United States. Galleri is not a diagnostic test and has not been approved or cleared by the FDA. We plan to complete a premarket approval application (“PMA”) submission with the FDA in the first half of 2026. We seek to use data from the NHS-Galleri Trial, together with data from our PATHFINDER 2 study, as well as supplemental data from other clinical studies, to support our planned PMA submission for Galleri in the United States. We believe that FDA approval could unlock broad coverage by large commercial payors in the United States. We have established private reimbursement for Galleri from a number of third-party payors, including self-insured employers, in the United States, but do not currently have broader coverage and reimbursement by government healthcare programs, such as Medicare. We are working with stakeholders to advance and shape the public reimbursement landscape to cover MCED screening for FDA-approved MCED tests. Galleri has not been approved or cleared by the FDA and obtaining PMA approval can take several years from the time a premarket application is submitted. Moreover, the FDA requirements that will govern MCED tests, as well as the breadth and nature of data we must provide the FDA to support the proposed intended use, may be subject to change, and as such it is difficult to predict what information we will need to submit to obtain approval of a PMA from the FDA for a proposed intended use. Following FDA approval, we also expect to pursue inclusion of Galleri in the USPSTF’s guideline recommendation, although such inclusion is not certain even with FDA approval.
In the United Kingdom, we are working with NHS England to complete our NHS-Galleri Trial. NHS England will evaluate the final results from the NHS-Galleri Trial, which are expected to be available in 2026, before determining whether to implement the Galleri test in the NHS. We believe the decision may include, in addition to an evaluation of the final results, considerations such as NHS budget, political priorities, cost-effectiveness and implementation constraints. We also believe our work with the NHS and the data generated from our NHS-Galleri Trial, if compelling, could help facilitate adoption in other single-payor systems around the world and support evidence of clinical utility worldwide.
Since our founding, we have undertaken a rigorous approach to identify in a blood sample the most informative markers of cancer through what we believe is the largest clinical program in genomic medicine to date. We are collecting population-scale clinical data from more than 385,000 participants across nine clinical studies, with more than 21,000 of these participants included in the studies that supported the development and launch of Galleri, and over 175,000 individuals enrolled and an additional approximately 50,000 anticipated to be enrolled in interventional studies (NHS-Galleri and PATHFINDER 2, which support our PMA submission, and the first-of-its kind Galleri-Medicare real-world study). These studies include our foundational case-control CCGA study to develop and validate our MCED technology, multiple large-scale observational studies in asymptomatic individuals, and multiple large-scale interventional studies in intended use populations. Our interventional studies include our NHS-Galleri Trial, which is the first and largest randomized controlled trial of an MCED test, and which enrolled more than 140,000 individuals in just over 10 months. These studies also include our initiation of the Real-world Evidence to Advance multi-Cancer early detection Health equity (“REACH” or “Galleri-Medicare”) interventional study. This first-of-its kind real-world Galleri-Medicare study will further evaluate the clinical impact of the Galleri multi-cancer early detection test among Medicare beneficiaries, including racial and ethnic minorities, and seniors from historically underserved communities. Through these studies and our ongoing collection of real-world data, we have built what we believe is an unprecedented longitudinal dataset of high quality, linked clinical and genomic data.
We believe our clinical studies, including our early discovery work, have demonstrated robust and reproducible test performance. Notably, data from our interventional PATHFINDER study, including positive predictive value (“PPV”), cancer signal original prediction accuracy, and specificity, were generally consistent with data from our case-control CCGA study, which is evidence supporting the generalizability and robustness of Galleri in an interventional study involving analysis of returned Galleri results on clinical diagnostic and care pathways, outside of the foundational case-control context. Specifically, the 43% PPV achieved in the study is similar to our previously published modeled PPV of 44% based on test performance in our CCGA study extrapolated to a potential representative population aged 50-79 based on 2016 to 2017 SEER data. We extrapolated the CCGA-based modeled PPV to a representative population due to the limitations of measuring PPV in a case controlled study with enrichment of cancer cases in the sample set, whereas the PATHFINDER study was performed in an intended use population and PPV was measured directly. Data from our foundational CCGA study was presented in oral and poster presentations at multiple major medical conferences including the American Association for Cancer Research (AACR), American Society of Clinical Oncology (ASCO) and European Society of Medical Oncology (ESMO) and were published in Annals of Oncology in 2020 and 2021 and Cancer Cell in 2022. Data from our PATHFINDER study was initially presented at the ESMO in 2021 and published in The Lancet in 2023. Additional data on patient reported outcomes was published in Lancet Oncology in January 2025. We expect to continue to report clinical data from our clinical program over many years.
Based on our extensive, published and peer reviewed discovery work, we believe that a targeted methylation approach, which entails interrogating specific methylation sites within a genome to assess methylation patterns and which is an integral part of the technology used in our Galleri test, is the best approach for detecting a cancer signal and identifying a cancer signal origin. In our head-to-head analyses we compared multiple different classifiers that were trained to detect a cancer signal and predict the cancer signal origin, and which were independently validated. We found that interrogating methylation patterns yielded significantly better results for cancer detection (based on sensitivity, cancer signal origin prediction accuracy, and clinical limit of detection (a measure of the how much signal must exist in order to be detected)) than was observed by interrogating mutations (changes in a DNA sequence), chromosomal alterations (changes to the structure or number of chromosomes, which are strands of genetic material), fragment lengths (differences in length of DNA fragments), and other genomic features, either alone or in combination. In contrast to well-established cancer mutations that only affect a handful of genomic locations, there are nearly 30 million methylation sites across the human genome, making them a ubiquitous and rich signal for cancer detection. After comprehensive analysis of whole-genome methylation patterns in connection with our CCGA study, we discovered highly informative and low-noise methylation sites for cancer signal and cancer signal origin detection. Highly informative sites are likely to have abnormal methylation patterns resulting from cancer, and low-noise sites are less likely to be subject to confounding signals from biological noise resulting from confounding conditions (such as aging, inflammatory conditions) and circulating DNA from non-cancerous cells. This discovery led to our development of a targeted methylation approach. Our targeted methylation approach can detect lower levels of cancer signal in blood compared to the other approaches we examined, enabling early cancer detection in asymptomatic individuals more efficiently compared to whole-genome methylation. Our targeted methylation assay had a clinical limit of detection of approximately 150 parts per million, which was significantly lower than other approaches we assessed.

Our proprietary targeted methylation platform, as well as our growing body of clinical and real-world data, have provided us with unique insights into cancer biology that enable development of products beyond asymptomatic screening. We can leverage our proprietary platform for additional applications, including our precision oncology portfolio. We launched our research use only (“RUO”) targeted methylation platform with customizable classifiers in 2023. We have partnered with a number of leading oncology therapeutics companies to test applications of biomarkers with the goal of optimizing the use of therapeutic interventions. Some of our partnerships also include development of customized applications to support clinical studies and companion diagnostic development and commercialization. Applications for our technology in our precision oncology partnerships include pre-treatment prognosis, post-treatment prognosis or minimal residual disease, biomarker discovery, detection of recurrence, and clinical monitoring. We believe the research and clinical development settings represent significant opportunities with biopharmaceutical companies given the large number of ongoing oncology studies and the significant need to identify residual disease or recurrence early and help inform treatment decisions. In addition to collaborative opportunities with biopharma partners, we believe that our methylation platform could enable standalone clinical products and support patient care across the cancer care continuum in the future.
We have also published data that demonstrates the value of applying our proprietary methylation platform as a diagnostic aid for cancer to accelerate diagnostic resolution for patients with non-specific signs and symptoms, but with a clinical suspicion of cancer. We believe these products and other future products in development have the potential to reach additional customers and may result in additional patient care solutions across the cancer care continuum.
Our Strengths
We believe our continued growth will be driven by the following strengths:
•Our clinically-validated, commercially available, MCED screening test, Galleri. Galleri is a commercially available MCED screening test that is setting the standard for multi-cancer early detection. While Galleri has not been approved or cleared by the FDA, we believe Galleri is clinically validated as a screening test based on the results of its clinical studies completed to date. From a simple blood draw, Galleri can detect a cancer signal shared by over 50 types of cancer, over 45 of which do not have recommended screening guidelines. We believe Galleri enables the early detection of cancer in asymptomatic individuals by screening for multiple types of cancer, and in clinical studies has demonstrated a high positive predictive value (“PPV”) and a low false positive rate, and an ability to predict the location of the suspected cancer with high accuracy. Galleri screening test results can help guide next steps for a diagnosis of cancer by healthcare providers in required follow-up diagnostic testing. Further, as Galleri relies on a blood draw, the test can be integrated into existing care pathways, such as annual health checks, which can enable wide scale implementation and increase access to cancer screening, thus helping to address well-known disparities in cancer care. Our industry leadership in MCED testing has been recognized with multiple national high profile accolades.
•Our established commercial leadership is driving the development of a significant market. The commercial opportunity for Galleri is significant, with more than 300 million individuals globally over the age of 50 (our intended use population), including more than 100 million individuals in the United States. We launched Galleri in the United States in mid-2021. As of December 31, 2024, we have sold more than 290,000 commercial tests and established commercial partnerships, including leading healthcare systems, employers, payors, and life insurance providers. In late 2024, we began use of a new version of Galleri in commercial channels which incorporates significant automation and is intended to enable us to scale more efficiently with future demand. Our clinical trials continue to use the same version of Galleri as when they were started, and we expect to conduct any necessary bridging studies from later versions of Galleri in connection with FDA or other regulatory approval. In this real-world setting, Galleri is detecting deadly cancers in early stages, and healthcare providers have self-reported to us that Galleri’s signal origin capability enables them to efficiently direct the pathway following a positive test. As an early proponent of MCED testing, we have established strong relationships within the cancer and primary care community, including through partnerships with academic and community medical centers, key opinion leaders, and governmental policy and advocacy partners. Our partnership with the NHS presents an opportunity to drive further adoption of Galleri, including by payors and health systems around the world. The NHS will evaluate the final results from the NHS-Galleri Trial, which are expected to be available in 2026, before determining whether to implement the Galleri test in the NHS. We believe the decision will include considerations such as NHS budget, political priorities, cost-effectiveness and implementation constraints in addition to an evaluation of the final results. Our commercial leadership is further supported by our high-capacity laboratory which is equipped to process Galleri tests at population screening volumes.
•Unprecedented clinical studies and real-world experience. We designed and executed what we believe is the largest clinical program in genomic medicine to date. We are collecting population-scale clinical data from more than 385,000 participants across nine clinical studies, with more than 21,000 of these participants included in the studies that supported the development and launch of Galleri, and over 175,000 individuals enrolled and an additional approximately 55,000 anticipated to be enrolled in interventional studies (NHS-Galleri and PATHFINDER 2, which support our PMA submission, and the first-of-its kind Galleri-Medicare real-world study). These studies include our foundational case-control CCGA study to develop and validate our MCED technology, multiple large-scale observational studies in asymptomatic individuals, and multiple large-scale interventional studies. Our interventional studies include our NHS-Galleri Trial, which is the first and largest randomized controlled trial of an MCED test, and which enrolled more than 140,000 individuals in just over 10 months. Through these studies and our ongoing collection of real-world data, we have built what we believe is an unprecedented longitudinal dataset of high quality, linked clinical and genomic data. We believe our clinical studies, including our early discovery work, have demonstrated robust and reproducible test performance. Notably, data, including PPV, cancer signal original prediction accuracy, and specificity, from our interventional PATHFINDER study, which involved analysis of diagnostic and care pathways outside of the case-control context, were generally consistent with data from our case-control CCGA study, which is evidence supporting the consistent performance of Galleri. Together with our partners at leading community and academic medical centers in the United States and United Kingdom, we expect to continue to report ongoing and long-term follow-up clinical data from our studies over many years.
•Our highly-differentiated methylation platform, which enables product opportunities across the cancer care continuum. We have taken a scientifically rigorous approach to develop a deep and comprehensive understanding of cancer biology. We built an atlas to characterize the landscape of cell-free nucleic acids (“cfDNA”) across a broad and diverse population and in individuals with and without cancer. We then used this atlas and other data to train our machine learning algorithms to recognize methylation patterns indicative of cancer and accurately predict the cancer signal origin. These efforts supported the development of our proprietary methylation platform on which Galleri is based, and which we will continue to leverage to advance a number of clinical applications across the cancer care continuum. For example, we developed and launched our post-diagnosis RUO offering and are working closely with biopharmaceutical companies to develop products and services to optimize treatment once a cancer has been diagnosed. Potential applications for our technology in a post-diagnosis setting include pre-treatment prognosis, post-treatment prognosis, biomarker discovery, detection of recurrence, and clinical monitoring. We have also published data supporting the use of our technology to enable faster diagnosis and care for patients presenting with non-specific symptoms that are suspicious for cancer.
•Our intellectual property portfolio. We own or license exclusive worldwide commercial rights to intellectual property covering Galleri and our products in development. Specifically, as of December 31, 2024, we have exclusive licenses to approximately 630 granted patents globally, and own or co-own more than 220 issued patents, with more than 820 pending patent applications (licensed, owned, or co-owned) covering methylation and other technologies. In addition, our patents, trade secrets, and know-how provide broad intellectual property coverage for our products, including chemistry, bioinformatics, and machine learning algorithms used in

Galleri and our product development pipeline. Our exclusively licensed patents will begin to expire in 2027. Our owned or co-owned patents will begin to expire in 2037.
•Our highly experienced and multidisciplinary team. Since our founding, we have built an entrepreneurial culture driven to improve outcomes for cancer patients. We are led by a multidisciplinary team with extensive experience across biotechnology, life sciences, public health, genomics, computer science, data science, biostatistics, clinical development, medical affairs, government and regulatory affairs, quality assurance, and laboratory and commercial operations. We believe this confluence of talent from multiple disciplines has enabled us to make significant progress in improving cancer care and will enable us to remain at the forefront of our industry.
Our Strategy
Key elements of our strategy include:
•Establishing Galleri as the population multi-cancer screening standard and extending commercial leadership in large global markets. We believe we have an unprecedented opportunity to establish a new standard of care by adding Galleri to existing single-cancer screenings, and establish and maintain the market leading position in cancer detection. The commercial opportunity for Galleri is significant, with more than 300 million individuals in major global markets over the age of 50, including over 100 million individuals in the United States. Our goal is to address cancer screening globally, beginning in large markets with established health systems, such as the United States and United Kingdom, and extending to other markets over time through both direct market entry and distributors. We will continue to engage with key opinion leaders, healthcare providers, advocacy organizations, regulators, and payors to help drive broader scientific and commercial endorsement worldwide. In addition, we believe Galleri’s performance will drive clinical outcomes and high patient and provider satisfaction that will lead to further awareness and adoption.
•Expanding access to our products by pursuing FDA approval and reimbursement and coverage from payors. Our ability to impact cancer outcomes will be accelerated in markets where we secure reimbursement for our products. Prior to broader coverage and reimbursement in the United States, we will continue our work with clinics and health systems to accelerate utilization, and with self-insured employers and health insurers to offer and cover Galleri. In the United States, we have established private reimbursement from a number of self-insured employers and multiple payors and health systems as of December 31, 2024, but do not currently have broad coverage and reimbursement by government healthcare programs, such as Medicare. We plan to pursue FDA approval to help support broad access for Galleri in the United States. We plan to complete a PMA submission with the FDA in the first half of 2026. We seek to use data from the NHS-Galleri Trial, together with data from our PATHFINDER 2 study, as well as supplemental data from other clinical studies, to support our planned PMA submission for Galleri in the United States. We believe that FDA approval could unlock large commercial payors in the United States and we are working with stakeholders to advance and shape the public reimbursement landscape in the United States to enable coverage of FDA-approved MCED tests by Medicare. Galleri has not been approved or cleared by the FDA and obtaining PMA approval can take several years, if at all, from the time a premarket application is submitted. Moreover, the FDA requirements that will govern MCED tests, as well as the breadth and nature of data we must provide the FDA to support the proposed intended use, may be subject to change, and as such it is difficult to predict what information we will need to submit to obtain approval of a PMA from the FDA for a proposed intended use. Following FDA approval, we also expect to pursue inclusion of Galleri in the USPSTF’s guideline recommendation, although such inclusion is not certain even with FDA approval. In the United Kingdom, we are working with NHS England to complete our NHS-Galleri Trial. The NHS will evaluate the final results from the NHS-Galleri Trial, which are expected to be available in 2026, alongside other factors, before determining whether to implement the Galleri test in the NHS. We believe our work with the NHS and the data generated from our NHS-Galleri Trial, if favorable, could help facilitate adoption in other single-

payor systems around the world and support evidence of clinical utility worldwide. We will continue to invest in clinical evidence generation and work with regulatory bodies and payors in our target markets to expand coverage for early cancer screening and to increase access.
•Defining, leading, and expanding adoption of MCED. We coined the term “multi-cancer early detection” and will continue to drive MCED as a solution to one of healthcare’s most important challenges. Since our inception in 2016, we have established and maintained a leading voice regarding the early detection of multiple cancer types in peer-reviewed literature. As of December 31, 2024, we have published more than 70 manuscripts, including in high profile journals like The Lancet, Nature, Nature Medicine, Cancer Cell, and The Lancet Oncology. We have also presented our data in more than 30 podium and 200 poster presentations at renowned medical conferences, including AACR, ASCO, ESMO, and AAFP. We fund medical education programs for MCED and intend to continue to educate healthcare providers, as well as key opinion leaders, regulators, professional societies, and policymakers on the clinical benefits and public health impact of MCED. In addition, we believe this market development strategy will drive adoption of our products and further awareness of the benefits of MCED testing generally.
•Leveraging our existing infrastructure to enable and scale our growing business. Over the last several years, we have made significant investments to build a scalable infrastructure capable of meeting significant demand while satisfying stringent certification parameters. Our high-capacity laboratory is accredited by the College of American Pathologists (“CAP”) and certified by the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) and the New York State Department of Health, which represent one of the most rigorous levels of validation required for laboratory developed tests. With the roll-out of our new version of Galleri, our facility is able to process test volumes in excess of our current forecasts without requiring significant additional investment in capital expenditures. In addition, we engineered custom technology infrastructure and cloud-based tools to enable scalable data collection and analysis capabilities. Our ability to collect, manage, and integrate high-quality genomic and clinical data is central to our business, and our automated laboratory workflows and processes enable high volumes of tests and samples to be processed automatically with high efficiency and speed and low failure rates. As demand for our products increases, we expect to leverage the scale efficiencies of our infrastructure and platform technology, which we believe will positively impact margins over time.
•Driving cutting edge science and technology to continuously improve existing products and develop new products. Our methylation platform and extensive technological infrastructure, together with expansive ongoing data collection, will continue to drive improvements to Galleri and enable the development of additional products. Our technology has broad applicability in cancer detection and management, and findings from our SYMPLIFY study demonstrated the potential of our platform to extend beyond asymptomatic screening, into symptomatic detection. We launched our RUO offering, a part of our precision oncology portfolio, in 2023, which has formed the basis of additional biopharmaceutical partnerships to enable further discovery and execution of new development programs. In addition, these partnerships have generated findings that support expansion into precision oncology applications, including pre- and post-treatment prognosis, recurrence detection, and clinical monitoring. We continually seek to enhance the performance of our products through a comprehensive, rigorous approach to ongoing classifier training, improvement of features, and reduced processing time and cost. Further, we plan to improve our products to enhance performance, offerings, scalability, and/or cost of goods. New products, including enhanced versions of current products, will require the completion of certain clinical development and regulatory activities, such as any required non-inferiority studies using data (for example, clinical data and/or real world evidence data obtained through Galleri’s commercial use) and/or bridging studies, which may be agreed upon with regulatory authorities. We will continue to improve our technologies and launch innovative products across the cancer care continuum.
•Sustaining a patient-first corporate culture that attracts top talent. We have built a multi-disciplinary organization of leading scientists, engineers, and clinicians with a variety of backgrounds, all driven to improve outcomes for cancer patients. In our pursuit to improve cancer care and solve one of healthcare’s most important challenges, we recognize the importance of a workforce with different experiences, and we will continue to foster an agile and inclusive environment that is a destination for world-class talent with expertise from a variety of backgrounds. We believe our mission, values, and leadership attributes all contribute to this vibrant and inclusive culture and serve as a powerful magnet for talent.

Improving Cancer Care
The Burden of Cancer and the Benefits of Earlier Detection
Cancer is the second leading cause of death in both the United States and worldwide, with more than 19 million new cases and 10 million deaths globally in 2020. This burden is expected to grow as the global population ages. According to the data in the American Cancer Society’s Cancer Facts & Figures 2025, there will be approximately 2.0 million new cancer cases and 618,000 cancer deaths in the United States in 2025. An analysis published in the AACR’s Cancer Epidemiology, Biomarkers and Prevention Journal (Cancer Epidemiol Biomarkers Prev. 2020; 29(7):1304–1312) estimated that $201 billion was spent on cancer care in the United States in 2020, with some of the costliest treatments targeting late-stage cancers that are highly challenging to treat. The same analysis projected that by 2030, the cost of cancer in the United States would rise to more than $246 billion annually, driven by an aging population and rising costs of care. According to an article published in JAMA Oncology in February 2023 (JAMA Oncol. 2023; 9(4):465–472), it is estimated that the global economic cost of cancer from 2020 to 2050 will be approximately $25 trillion.
A fundamental driver of cancer mortality today is that most cancers that result in death are diagnosed too late, in advanced stages when they are most challenging to treat. If cancer is detected early, when it is localized, it is more amenable to curative treatment. According to the American Cancer Society, the ability to cure cancer depends on the type and stage of cancer, the type of treatment the patient receives, and other factors. While there is not one cure for cancer and not all cancers may be cured, according to the World Health Organization many cancers can be cured if detected early and treated effectively and some of the most common cancer types, such as breast cancer, cervical cancer, oral cancer, and colorectal cancer, have high cure probabilities when detected early and treated according to best practices. According to 2006 to 2015 data from the Surveillance, Epidemiology, and End Results Program of the U.S. National Cancer Institute (“SEER”), across all cancers, the five-year cancer-specific survival rate is approximately 89% when localized, compared to 21% when the cancer is metastasized. Historically, a key challenge to early detection is that there has been no mechanism to detect most cancers while individuals are asymptomatic. Detecting cancers at earlier stages could potentially reduce cancer-related five-year mortality by at least 15-24%, according to a model published in the AACR’s Cancer Epidemiology, Biomarkers & Prevention Journal in May 2020 (Cancer Epidemiol Biomarkers Prev. 2020; 29 (5): 895–902).
Treatment costs increase by stage across all cancers, and, according to an article published in the Journal of the National Comprehensive Cancer Network in April 2018, (J Natl Compr. Canc. Netw. 2018 Apr; 16(4):402–410), treating cancers that are in more advanced stages can be up to two to four times more costly than treating cancers at earlier stages. In addition, an analysis published in Data (Data. 2017; 2(30):2–16) estimated that diagnosing cancer early could result in $26 billion (approximately 17% of total treatment costs) in annual cancer treatment cost-savings in the United States.
Product
Our Multi-Cancer Early Detection Test: Galleri
Our commercially available multi-cancer early detection screening test, Galleri, is transforming cancer care and has the potential to unlock substantial improvements in cancer detection and mortality.
A fundamental driver of cancer mortality today is that most cancers that result in death are diagnosed too late, in advanced stages when they are most challenging to treat. If cancer is detected early, when it is localized, it is more amenable to curative treatment. Galleri is designed to complement the USPSTF’s recommended screenings, be easy to implement in practice, and improve overall population cancer detection. From a simple blood draw, Galleri can detect a cancer signal shared by over 50 types of cancer, over 45 of which do not have recommended screening guidelines. We believe Galleri enables the early detection of cancer in asymptomatic individuals by screening for multiple types of cancer, and in clinical studies Galleri has demonstrated an ability to predict the location of the suspected cancer with high accuracy (88%), and high PPVs and low false positive rates. For additional information, see “Business—Our Clinical Studies.” Galleri screening test results can help guide next steps for a diagnosis of cancer by healthcare providers in required follow-up diagnostic testing. We launched Galleri in the United States in mid-2021. As of December 31, 2024, we have sold more than 290,000 commercial tests. In this real-world setting, Galleri has detected deadly cancers in early stages. Our test has been deployed across healthcare systems, employers, payors, and life insurance providers, and for additional at-risk groups such as first responders, including firefighters, and continues to unlock the promise of early cancer detection.
We developed Galleri with the following critical features necessary to address the requirements of a population-scale MCED screening test:
Ability to identify a broad range of cancer types
Galleri is able to detect a cancer signal shared across many types of cancer, including the most deadly types of cancer that do not have recommended screens. We believe that Galleri can significantly increase the number of cancer types screened for in the population and has the potential to increase yield of cancers in the United States that are diagnosed through screening from 14% to 49%.
High PPV and low false positive rate
In clinical studies, Galleri has demonstrated a high PPV of approximately 43% and a low false positive rate of less than 1%. A high PPV, which is enabled in part by a low false positive rate, is important in clinical practice because it represents the probability that a positive test result is a true positive and can give clinicians high confidence and a sense of urgency to initiate confirmatory diagnostic workups. A low false positive rate can help to limit unnecessary workups on patients who do not have cancer. While Galleri is designed to complement the current standard of care screening tests, Galleri’s high PPV of approximately 43% is significantly higher than the PPV of all of the standard of care single-cancer screening tests. Galleri’s low false positive rate of less than 1% is also significantly lower than the false positive rate of all of the standard of care single-cancer screening tests.
Ability to predict with high accuracy the cancer signal origin and direct diagnostic workup
In our PATHFINDER study, Galleri demonstrated a high (88%) cancer signal origin prediction accuracy for identifying the location of cancer, which supports physician approaches to diagnostic resolution through well-established workup pathways. Cancer signal origin prediction accuracy represents the extent to which first and second origins identified were correct among true positive tests. In our PATHFINDER study, the first workup based on cancer signal origin facilitated a diagnostic resolution in 25 of the 32 participants who had diagnostic resolution (approximately 80%). Importantly, this group of 32 participants consisted of only those who received a cancer signal detected result from both Galleri and an earlier version of our MCED test also being studied in our PATHFINDER study. We also found that Galleri’s cancer signal origin prediction generally facilitated diagnosis in less than three months (median of 79 days) among participants who had a cancer signal detected. Further, Galleri’s cancer signal origin prediction capability enables physicians to limit the use of full body imaging following cancer signal detected results, which can be expensive, not readily accessible to broad patient populations, exposes patients to radiation, and can lead to false alarms and unnecessary ancillary workups. In the commercial setting healthcare providers have self reported to us that Galleri’s signal origin capability enables them to efficiently direct the pathway following a positive test.
Backed by robust analytical and clinical performance
Galleri screening test performance is validated by extensive clinical studies. We have established a broad population-scale clinical evidence program, including the more than 21,000 participants included in the studies that supported the development and launch of Galleri. We believe we established clinical validation using a locked assay and classifier in case-control and intended-use populations. A locked assay means that the assay and classifier are fully specified, with no further adjustments. A locked assay and classifier produce the same result, within process control limits, when the same input is applied. A case-control study is a type of observational study that interrogates factors associated with diseases or outcomes. These studies include a group of “cases” (e.g., participants with cancer) and a group of “controls” (e.g., participants without cancer). A case-control study can, for example, be used to establish performance characteristics and for clinical validation. Our CCGA study is an example of a case-control study, in that it enrolled participants with a cancer diagnosis (cases) and participants without a cancer diagnosis (controls). Importantly, study design and product development processes were robust enough to enable translation of similar performance from our foundational case control CCGA study to our interventional PATHFINDER study without seeing a degradation of performance. We have shared evidence supporting Galleri’s performance at renowned medical conferences and published results from our studies in leading scientific and medical journals.
Ability to limit overdiagnosis of indolent cancers
Data across our clinical studies suggests that although Galleri detects cancer signals for some of the most aggressive cancers, detection of cancer signals for indolent cancer types, which people are less likely to die from, is low. For example, data published in JCO Precision Oncology in 2024 demonstrated that prostate cancers that were detected by Galleri were more aggressive and clinically significant as compared to indolent and slow growing cancers. We believe these results demonstrate that the use of MCED tests in a population-based screening program is unlikely to contribute to overdiagnosis of slow-growing prostate cancers that may not need treatment.
Application to a diverse population
Galleri has been validated in population-scale clinical studies to help detect cancer across broad populations that are diverse in behaviors (such as smoking), non-cancer diseases, environmental exposures, age, gender, race, ethnicity, socio-economic status, and other confounding indications and differences. For example, in published data from our CCGA study, we found no differences in performance across racial subgroups. Understanding the signals associated with population diversity is important to our ability to account for biological noise and develop high-specificity tests for a broad testing population. The inclusion of confounding conditions in our studies, such as aging and inflammatory conditions, enables us to discriminate true cancer signals from biological noise.
We continue to study Galleri in population-scale studies that evaluate the effectiveness of the test in diverse and high-risk populations. For example, we have worked with clinics, fire departments, municipalities, and unions to test thousands of firefighters, who generally have exposure-related increased risk of cancer. We established a research collaboration with the U.S. Department of Veterans Affairs (“VA”), the largest healthcare system in the United States, and the Veterans Health Foundation to provide Galleri to 10,000 veterans, many of whom are at high risk for cancer, across multiple participating VA sites over a three-year clinical study period. In addition, in our SUMMIT study, we are evaluating Galleri in a population of individuals at high risk for lung and other smoking-related cancers. Additionally, we implemented multiple strategies to enroll a diverse and representative sample for our 140,000 participant NHS-Galleri study to enable trial results to be widely applicable.
Complementary to standard of care screenings
In the United States, the five standard of care single-cancer screening tests (breast, cervical, colorectal, lung cancer, and prostate) have helped to reduce mortality for these specific types of cancer. Galleri expands upon the current standard of care guidelines to screen individuals with a single test for many types of cancer, most of which have no recommended screenings. We envision a world where Galleri is broadly accessible and used routinely alongside current standard of care screenings, potentially annually, to drive significant improvements in patient care and reduce cancer mortality and the cost of cancer care.
To estimate the potential impact of early cancer detection and mortality reduction, we developed and published a cancer epidemiology forecast model. In 2021, we published modeling data in Cancer Epidemiology, Biomarkers & Prevention (Cancer Epidemiol Biomarkers Prev. 2021; 30:460–8) that estimated the potential impact of MCED testing on mortality reduction based on test performance in our CCGA-2 study and using 2006 to 2015 SEER data for ages 50-79. Based on this model, we estimate that by adding Galleri to the five standard of care single-cancer screening tests (breast, cervical, colorectal, lung cancer, and prostate), there is potential to detect many more cancers at an earlier stage, which could translate into the potential to avert approximately 100,000 deaths per year in the United States as measured by five-year survival, or 39% of the five-year deaths expected if not for early detection by Galleri. We believe this model provides helpful context regarding the potential benefits of screening for multiple cancers at once with a singular screening test, like Galleri, in addition to the five standard of care single-cancer screening tests; however, there can be no assurance when or even if Galleri will be added to the USPSTF guidelines or standard of care screening.
In addition, we estimate that in a population of approximately 107 million individuals between the ages of 50-79 in the United States, adding Galleri to the five standard of care single-cancer screening tests could result in the detection of an additional 460,000 cancer cases. Our model shows that the use of Galleri together with standard of care screenings could lead to the detection of three times as many cancer cases overall as compared to standard of care screenings alone, with only 6.5% more incremental false positives. We estimate that identification of many more cancer cases with a limited number of additional false positives would reduce the cost to diagnose one cancer by approximately 65%.
Simple to implement and access
Galleri is administered via a simple blood draw that enhances patient access and is easy for healthcare providers to implement. We believe ease of a blood draw can increase compliance by reducing some of the barriers that have limited the adoption of certain individual cancer screening tests, including the time to obtain the screening test as well as access to specialists and specialized equipment. In the commercial setting, healthcare providers have self-reported to us that Galleri’s cancer signal of origin capability enables them to efficiently direct the pathway following a positive test. The test is available through a wide range of in-person and telemedicine care settings in the United States. Galleri is conveniently accessible to patients who can complete the blood draw at physician offices, reference labs, and mobile phlebotomy labs, among other locations. In addition, Galleri can be easily integrated into routine practice, where healthcare providers can order Galleri as part of an annual examination.
Support Services for Physicians that Drive a Positive Patient Experience
We have developed a suite of support services to optimize the test experience for healthcare providers and patients. We believe it is important that cancer signal detected patients and their healthcare providers are supported as they navigate follow-ups such as scheduling a confirmatory diagnostic procedure. For all cancer signal detected results, our medical science liaisons connect with the ordering provider via email or phone to offer support in clinical decision making. Clinical care documents are shared with the healthcare provider that describe published clinical guidelines to help guide next steps in the diagnostic work-up. Healthcare providers can additionally elect to access a Galleri experience council—a cohort of physicians (including experts from National Cancer Institute designated cancer centers) with experience with Galleri who can provide peer-to-peer consultations. We also operate an early cancer detection board, analogous to a tumor board, that includes third-party experts across specialties to discuss any challenging cases for which advice is sought. We offer patients a post-cancer signal detected result support center that provides materials they can bring to a referral to ensure the receiving physician understands the cancer signal detected test result to facilitate urgent care for such patients.
In addition, our software systems support a positive experience for providers and their patients. Our provider portal is designed to allow physicians to order our test and obtain patient consent electronically, which is efficient and helps minimize errors and incomplete user information. We designed our software systems to integrate with third-party electronic medical record systems to streamline test ordering and results delivery. Importantly, for every test we process, we provide a clinically actionable test report, as depicted in the graphic below, that is delivered through our secure web portal to the ordering healthcare providers to show whether or not a cancer signal is detected, and if so, to predict where in the body the cancer signal is located.
Through commercial and clinical use of Galleri, we’ve collected a number of positive patient testimonials from patients where Galleri detected a cancer signal, including from patients who have self-identified in media stories.
Investment to Enhance Versions of Tests

We seek to continually enhance the performance and features of Galleri. Commercial use and ongoing research programs provide valuable data that we believe can enhance test performance. Real-world evidence is already informing product improvements today. We will leverage even larger datasets to further develop our advanced machine learning algorithms. By further refining and selecting subsets of highly informative regions for cancer signal origin detection to reduce panel size, we could achieve deeper sequencing coverage and lower sequencing costs. We also aim to further improve the sensitivity of our tests by obtaining deeper sequencing coverage and a better understanding of noise and leveraging even larger datasets to further develop our advanced machine learning algorithms. We also continue to research and develop technologies that have the potential to complement methylation through orthogonal biological information, including additional analytes and biofluids such as proteins and urine. New products, including enhanced versions of current products, will require the completion of certain clinical development and regulatory activities, such as non-inferiority studies using clinical study data and real world evidence data obtained through Galleri’s commercial use and bridging studies to measure and evaluate concordance, performance and safety of a subsequent, enhanced version of our product versus the relevant existing product. Any bridging study may use previously collected clinical study data and other samples, and will need to be agreed upon with regulatory authorities.
Precision Oncology Portfolio
The precision oncology market is expected to grow significantly in the coming years, and multiple research studies have indicated that liquid biopsies and ctDNA detection will play a major part in this growth. Our precision oncology portfolio currently consists of an RUO-targeted methylation-based platform with customizable classifiers that enables applications for disease prognostication, risk stratification, minimal residual disease (“MRD”) detection and recurrence and relapse monitoring across many cancer types.
We initiated early collaborations with select, leading biopharmaceutical companies beginning in 2020, and the launch of our RUO offering in early 2023 has unlocked additional partnerships with several leading oncology companies. These partnerships leverage our RUO offering to test applications of biomarkers with the goal of optimizing the use of therapeutic interventions. Partnerships may also include development of customized applications to support clinical studies and companion diagnostic development and commercialization. Our first companion diagnostic partnership was announced in 2022 with AstraZeneca and in 2024, we announced that the first patient has been tested for eligibility with the investigational GRAIL Non-Small Cell Lung Cancer (“NSCLC”) ctDNA Assay in AstraZeneca and Daiichi Sankyo’s global TROPION-Lung12 Phase 3 study evaluating adjuvant treatment regimens in patients with Stage I adenocarcinoma NSCLC. We have published or presented early performance data on MCED testing at multiple academic conferences, including ASCO, AACR and ESMO, across different use cases and indications. These data demonstrate the versatility of the platform across multiple applications and areas of clinical unmet need.
Our RUO offering uses our proprietary targeted methylation platform to analyze cfDNA isolated from peripheral blood for cancer signal interrogation. Our RUO technology estimates tumor burden based on tumor methylation fraction, enabling longitudinal monitoring and surveillance solutions. Data from our studies have demonstrated analytically validated performance, and robust analytical sensitivity, specificity, and precision. For example, in a recent analytical validation study, cfDNA was analyzed from donors with and without cancer. Analytical sensitivity was assessed in 12 different solid tumor types. Results demonstrated strong median limit of detection (“LoD”) of 0.023% based on measures of the abnormally methylated ctDNA fraction. Analytical specificity was 98.5% and overall precision across all replicates was 94.6%. The low input requirements support retrospective research studies. Retrospective studies are generally performed using banked samples stored in a freezer. Banked samples may be subject to reduced cfDNA levels (due to reduced plasma volume, sample degradation, or collection in tubes not optimized for cfDNA stability). As a result, a low limit of detection is important to facilitate performance of retrospective research studies.
Additional Products in Development
Our rigorous discovery efforts have already enabled us to build unique technologies and develop a powerful platform for early detection. Moving forward, we will continue to research and develop technologies that have the potential to complement and enhance our capabilities. We have conducted early research and development in areas such as immunology and biofluids such as urine. We also plan to leverage relationships, including with academic and industry partners, to enable bringing potential new applications of our technology to market.

Clinical
Our Clinical Studies
We have built what we believe is one of the largest clinical programs in genomic medicine, which has generated what we believe is an unprecedented longitudinal dataset of high-quality, linked clinical and genomic data. We are collecting population-scale clinical data from more than 385,000 participants in numerous clinical studies, with more than 21,000 of these participants included in the studies that supported the development and launch of Galleri, and over 175,000 individuals enrolled and an additional approximately 50,000 anticipated to be enrolled in interventional studies (NHS-Galleri and PATHFINDER 2, which support our PMA submission, and the first-of-its kind Galleri-Medicare real-world study). The PATHFINDER 2 study and NHS-Galleri Trial are designed to support a PMA submission, with select inclusion criteria (matching the intended use population for Galleri), use of an appropriate assay (developed and commercially available), and enrollment of a sufficient number of participants to facilitate the generation of appropriate data and evidence. This design differs from our other studies, such as our CCGA study, which included participants outside of the intended use population for Galleri, and PATHFINDER study, which enrolled fewer participants and utilized an earlier version of Galleri for initial results. Additionally, we announced plans for a 100,000 individual real world study in the Medicare population, with a focus on racial and ethnic minorities and seniors aged 65 and above from under-served communities. The study seeks to compare up to 50,000 prospectively enrolled Medicare beneficiaries who have received usual care plus an annual Galleri test with a synthetic matched comparator arm of 50,000 beneficiaries who receive usual care alone, for up to three annual testing cycles. GRAIL is responsible for designing and executing this study and is planning to work with leading healthcare systems across the country and other key partners over the next few years. These foundational population-scale studies involve partnerships with numerous leading academic and cancer institutions and large community networks, including, among others, the Cleveland Clinic, Dana-Farber Cancer Institute, Guardian Research Network, Kettering Health, Mayo Clinic, Sutter Health, and the US Oncology Network.
Our studies include the collection of blood and, as available and as directed by the protocol, tissue samples, demographic data, patient-reported outcomes data, and clinical data from participants. Clinical information, demographics, and medical data relevant to cancer status are collected from participants at time of enrollment and at regular intervals during a follow-up period. We integrate this information with the genomic data created from sequencing the samples and utilize these data to both train and validate our early cancer detection tests. Importantly, these are longitudinal studies and, in many cases, participant medical data will continue accruing for a number of years, facilitating analyses of longer-term outcomes, and further performance improvements of our products. Our studies are conducted by various medical and oncology centers around the country.
We were the first to invest in and initiate multiple, large clinical validation studies for multi-cancer early detection. Results from PATHFINDER, our first completed return-of-results study, provided critical data to support launch of Galleri and understand how clinicians implement Galleri into care pathways in clinical practice. We have completed enrollment in six additional studies: PATHFINDER 2, NHS-Galleri, Circulating Cell-free Genome Atlas (“CCGA”), SUMMIT, STRIVE, and SYMPLIFY. We are actively enrolling two studies: Galleri-Medicare (“REACH” or “Galleri-Medicare”) and REFLECTION.
We have presented data and published results from our clinical studies in leading forums, including multiple major medical conferences, such as AACR, ASCO, and ESMO, and leading journals, such as The Lancet, Nature, Nature Medicine, Cancer Cell, and The Lancet Oncology. Data from our studies is expected to support regulatory filings as we pursue PMA approval.
Importantly, our clinical program was designed to enable test development for population scale screening, and enrollment was managed to enable diversity across multiple characteristics including in behaviors (such as smoking), non-cancer diseases, environmental exposures, age, gender, race, ethnicity, socio-economic status, and other confounding indications and differences. Understanding and cataloging this diversity has enabled us to develop tests with high-specificity, cancer signal detection across many cancer types, and accurate cancer signal origin prediction. Long-term follow-up in the studies we have launched in years past will continue to yield critical data that we believe can help define the standard of care in early cancer detection.
Commercialization

Established Commercial Leadership in a Pre-Reimbursement Setting
We launched Galleri in the United States in mid-2021. As of December 31, 2024, we have sold more than 290,000 commercial tests, including more than 137,000 tests in 2024, and established a number of commercial partnerships, including leading healthcare systems, employers, payors, and life insurance providers. As of December 31, 2024, our commercial organization included approximately 250 personnel supporting our multi-channel strategy. We believe we currently have the largest share of the market for MCED testing, and we continue to build the key components of our commercial infrastructure and capabilities that are required to support rapid, population-scale testing in a post-reimbursement environment.
Our Commercial Strategy in the United States is Focused on Innovative Value-oriented Partnerships
Our strong commercial adoption is underpinned by our ability to demonstrate clinical utility and economic value even before obtaining broad reimbursement coverage. We are driving adoption in the following key channels:
Employers. We target medium and large self-insured employers with compelling and innovative healthcare offerings that are designed to attract and retain employees and to deepen health equity among employees. Cancer treatment costs now represent the highest spend category for self-insured employers according to the most recent Business Group on Health’s 2023 Large Employers’ Health Care Strategy and Plan Design Survey. Galleri offers earlier cancer detection to help reduce these costs. Our employer customer base includes large tech companies, large life insurance companies, professional services companies, major health systems, and educational institutions, among others.
Physicians and Health Systems. We believe Galleri is compelling to physicians whose patients are focused on preventive health and wellness as well as to concierge and executive health practices. The physician practices we are targeting are known to offer innovative, cutting-edge health offerings, and market research suggests patient’s expect innovative offerings from their primary care providers. We have evolved our sales strategy to target physicians in the most productive regions. We additionally partner with health systems, typically as part of a comprehensive screening program with patient and physician support services. We believe many of these health systems view Galleri as a key differentiating offering to patients. We have streamlined the implementation of Galleri for these partners, often connecting the health system’s electronic medical record system with our software systems. This bolsters our position as the partner of choice for establishing early cancer detection programs. Many health systems are investing in robust programs in population health management and precision medicine, of which Galleri is a key feature, and have developed novel care navigation pathways. With these novel pathways, a positive test result can result in patients being referred within the health system. We believe our experience with these partners will allow us to rapidly scale upon broad reimbursement for Galleri.
Life insurance providers. We have partnered with several leading life insurance providers to provide Galleri to their policyholders. Life insurers are committed to helping customers live longer, healthier, better lives and understand that preventative care and early detection are key to that mission. Galleri is offered by these providers as a preventative health benefit and is not used for underwriting, risk assessment or risk pooling.
Payors. We have announced pilot or benefit programs with leading payors and continue to engage with other progressive payors. These programs allow for measurement of the clinical utility and economic value of Galleri. These payors include Medicare Advantage plans, which generally must cover all of the services that traditional Medicare covers, but they have the discretion to offer their enrollees additional or supplemental benefits. This also includes early-adopting commercial payors.
First Responders. We have worked with clinics, fire departments, municipalities, and unions to make Galleri available to firefighters who generally have exposure-related increased risk of cancer and are actively screening their populations and seeking new approaches.
Reimbursement Landscape for Screening Tests
United States

Traditional fee-for-service Medicare generally does not cover screening tests, which are considered preventive services, that are performed in the absence of signs or symptoms of illness or injury, unless there is a statutory provision that explicitly authorizes coverage of the test. The Medicare Improvements for Patients and Providers Act of 2008 authorizes the Centers for Medicare and Medicaid Services (“CMS”) to cover additional preventive services that are not expressly covered by the statute if the service is (a) reasonable and necessary for the prevention or early detection of an illness or disability, (b) recommended with a grade of A or B by the USPSTF, an independent, volunteer panel of experts in the field of prevention, evidence-based medicine and primary care, and (c) appropriate for Medicare beneficiaries under Part A or Part B. CMS establishes coverage through a national coverage determination (“NCD”) process. In its discretion, the USPSTF generally waits for FDA authorization before it considers undertaking reviews of novel technology.
Because MCED is not expressly authorized for coverage by the Medicare statute, one possible pathway for Medicare reimbursement is to first obtain FDA approval and then obtain a grade of A or B recommendation from USPSTF, to enable CMS to issue an NCD. The last cancer screening test to receive a recommendation from USPSTF with a grade A/B and obtain Medicare coverage was LDCT to screen high-risk smokers for lung cancer in 2015. Medicare coverage can also be changed by statute, thus a second possible pathway for Medicare reimbursement would be to amend the Medicare statute to cover MCED. This process would generally require new legislation to expressly authorize CMS to cover FDA-approved early cancer screening and detection tests. We are working with stakeholders to advance and shape the public reimbursement landscape to reflect that additional scope of coverage. Galleri is currently offered as an LDT in our CAP-accredited and CLIA-certified laboratory. We have a Breakthrough Device designation with the FDA and have begun the modular PMA submission process, which we expect to conclude with data from our ongoing pivotal studies. Under our Breakthrough Designation, interactions with the FDA have resulted in an anticipated timeline to submission, which we anticipate making in the first half of 2026. Nonetheless, the FDA requirements that will govern multi-cancer detection tests, as well as the breadth and nature of data we must provide the FDA, to support the proposed intended use, may be subject to change, and as such, it is difficult to predict what information we will need to submit to obtain approval of a PMA from the FDA for a proposed intended use. Following FDA approval and assuming a statutory change in the reimbursement landscape, we plan to pursue broad reimbursement, for example, through Medicare reimbursement, and subsequently pursue inclusion of Galleri in the USPSTF guideline recommendation.
United Kingdom—Commercial agreement with NHS
In November 2020, we established a partnership with NHS England. The NHS-Galleri Trial, which was undertaken as part of the partnership established by our commercial agreement with NHS England, is a large randomized controlled trial taking place across eight regions in England. The trial aims to assist with the United Kingdom’s ambitions for early cancer detection and to assess Galleri for potential population screening on a national scale. The primary objective of the trial is to assess whether implementation of Galleri can reduce the incidence of late-stage cancers through early cancer detection.
The NHS will evaluate the final results from the NHS-Galleri Trial, which are expected to be available in 2026, alongside other factors before determining whether to implement the Galleri test in the NHS. In the event that we proceed with commercial implementation following such results, we expect that our partnership with the NHS would be our first national system implementation. The NHS had previously evaluated results of an early analysis from the first screening test (the prevalent screening round) in the NHS-Galleri Trial to determine whether the results were compelling enough to commence an implementation pilot in England prior to the final trial results. The results of this early analysis represented limited information from only one year of results out of the three-year trial period, and final results from the full three-year period may differ from the early analysis for a variety of reasons. In May 2024, the NHS determined not to initiate the pilot on the basis of those available data. Given that the NHS has a reputation for high evidence standards for new technologies, we anticipate that NHS approval and implementation could expand adoption in the United Kingdom and could also help facilitate adoption in other single payor systems around the world. Our initial commercial version of the Galleri test is UKCA marked.
Other International
In December 2024, we launched the sale of Galleri in Israel using a distributor model. We intend to explore the launch of Galleri in select other international geographies, including through distributors.

Operations
Significant Investments for Scale
We have made significant investments for scale in our CAP-accredited and CLIA-certified laboratory facility in Durham, North Carolina and demonstrated execution with more than 600,000 clinical and commercial individual samples processed through December 31, 2024. We have an established footprint in the United States and United Kingdom, with operations in Durham, North Carolina, Washington, D.C., and London, United Kingdom.
In total we have approximately 46,000 square feet of CAP-accredited, CLIA-certified laboratory space with sufficient capacity to support multiple years of growth at our Durham facility. We have made significant investments to our Durham laboratory to improve the automation, including development of a fully automated laboratory testing platform consisting of robotic work cells connected by a central track system to increase efficiencies and reduce costs. Our lab operates 16 hours a day, seven days a week, and uses automation and other technology to reduce staff exposure to complicated, dangerous, repetitive, or injury-prone work. In 2024, we also launched an updated version of Galleri increasing the amount of laboratory automation, among other improvements. We believe that our current facilities are sufficient to meet our current and anticipated near-term needs.
Supply Chain and Agreements
Our supply chain includes industry leading vendors and we maintain significant supplies on hand of both laboratory consumables and other materials to avoid work stoppages and material delays. We rely on a limited number of suppliers, or in some cases, sole suppliers, to provide certain materials for our products and services. For example, Illumina, Inc. is our sole supplier of sequencers and certain laboratory reagents, Madison (who acquired our blood collection tube manufacturer Streck, Inc. in 2023) is our sole supplier of tubes used for sample collection and Twist is the sole supplier of our DNA probes. We rely on standard commercial carriers for the delivery of samples to our laboratory.
Our supply strategy is to maintain raw material and released reagent supplies at levels that ensure our clinical laboratory can maintain continuous operations 365 days a year. We utilize a risk-based approach such that higher risk materials (e.g., sole-sourced or more vulnerable supply chains) have a higher safety stock and lower risk materials (e.g., multi-sourced) may have lower safety stock levels.
Our supply chain consists of commodity materials, multi-source, single-source or sole-source materials, services or equipment. We consider critical suppliers to be those that can impact the quality of GRAIL’s product and/or our quality management system, those with consistent high volume or spend and those who are key to a specific business function.
Mitigation around our supply chain risks is critical to our business and we enable strategies that look across risk pertaining to single or sole-source; supplier financial stability, scalability, business continuity; performance and delivery consistency; quality system adherence; information security; and contract or cost maturity. GRAIL seeks to secure long-term supply agreements and quality agreements where applicable and maintains raw material and released reagent supplies at levels that ensure our clinical laboratory can maintain continuous operations 365 days a year. We employ a safety stock strategy at the part level, ensuring our materials are available, balanced against their shelf life.
GRAIL sole-source suppliers include Illumina, Inc. who is our sole supplier of sequencers and certain laboratory reagents, Madison, who acquired our blood collection tube manufacturer Streck, Inc. in 2023 and who is our sole supplier of tubes used for sample collection, and Twist who is the sole supplier of our DNA probes. We rely on standard commercial carriers for the delivery of samples to our laboratory. We have entered into supply agreements with various parties, including Illumina, Madison, and Twist. In January 2016, we entered into a supply and commercialization arrangement with Illumina, which agreement was amended and restated in February 2017 and subsequently further amended (“Illumina Supply Agreement”). Pursuant to the Illumina Supply Agreement, Illumina granted us non-exclusive rights to use certain Illumina know-how and technology with Illumina products purchased under the agreement. Under the terms of the Illumina Supply Agreement, regardless of whether our products incorporate any Illumina technology, we were obligated to pay Illumina a high single-digit royalty, subject to certain reductions and floors, in perpetuity on net sales generated by our products or revenues otherwise generated or received by us, subject to certain exceptions, in the field of oncology. Pursuant to the fourth amendment to the Illumina Supply Agreement, the perpetual royalty payment obligation to Illumina is suspended until December 24, 2026 or any earlier change of control of GRAIL, at which time royalty payments to Illumina will resume, without retroactive effect. In addition, upon the execution of such amendment, we may elect to purchase instruments, supplies, and services from Illumina either pursuant to Illumina’s “Open Offer” universal pricing terms applicable to all of its for-profit oncology customers in the United States since March 2021, as updated, or the pricing terms we had prior to Illumina’s acquisition of us. For further discussion of the risks relating to these relationships, see “Risk Factors—Risks Relating to Our Business and Industry.”
Industry Participants
There are other companies, such as Adela, Inc., Clearnote Health, DELFI Diagnostics, Inc., Exact Sciences Corporation, Exai Bio, Inc., Freenome Inc., Guardant Health, Inc., Harbinger Health and Natera, Inc. within the United States and AnchorDx, Anpac Bio-Medical Science Co., Ltd., Burning Rock Biotech Limited, Datar Cancer Genetics, Elypta AB, Gene Solutions JSC, Insighta, Mirxes, Singlera Genomics, Inc. and Seekin, Inc. outside of the United States, among others, that are attempting to develop tests to detect certain types of cancer early, including some that will use cfDNA analyses. A number of these companies, including Guardant Health, Inc., Exact Sciences Corporation, Natera, Inc. and Clearnote Health in the United States and, Insighta, Mirxes and Seekin, Inc. outside of the United States, have announced intentions to develop or launch multi-cancer early detection products. Some of these companies may have substantially greater financial and other resources than we have, such as larger research and development staff and well-established marketing and sales forces, or may operate in jurisdictions where lower standards of evidence are required to bring products to market. In addition, other established diagnostic, medical technology, biotechnology, or pharmaceutical companies may decide in the future to invest to accelerate discovery and development of similar tests. If any tests are developed by these companies and do not perform to expectations or cause harm or injury to patients, it may result in lower confidence in early cancer detection tests in general, which could potentially adversely affect confidence in our products and services.
Given the numerous and rigorous requirements for a successful cancer detection test, we do not believe many companies would have the financial resources to invest in population-scale clinical studies and rigorous analytics to compete with our products. Further, among companies pursuing an early-detection product, we believe we are substantially differentiated by our robust intellectual property portfolio, extensive research, rigorous and objective approach, and multidisciplinary capabilities, which leverage the power of NGS, population-scale clinical studies, and advanced and trained machine learning algorithms and data science. We believe we are further differentiated by the extent of our investment in our facilities and operational workflows, including our high-capacity laboratory, which we built for rapid, automatic processing of samples and to scale as we grow and process more tests.
Additionally, certain of our other products in development and our precision oncology offerings, could compete against a number of companies that are working to leverage blood-based technologies to improve cancer care. Many companies such as Roche/Foundation Medicine, Inc., Natera, Inc., Guardant, Inc., Tempus AI, Inc., Clearnote Health, NeoGenomics Laboratories, Personalis, Inc., Twist Bioscience Corp. and Adaptive Biotechnologies Corp., among others, currently provide or are developing technologies focused on improving cancer care after a diagnosis of cancer is made, including enabling selection of therapy, monitoring of therapy, or detection of relapsed disease. Unlike with respect to MCED testing, precision oncology is a very competitive space with many industry participants. However, as our precision oncology portfolio leverages our methylation platform, we believe we are differentiated by the extent of the quality of our methylation platform and our investments to develop such platform through our population-scale clinical studies, rigorous analytics and machine learning expertise.
Intellectual Property
Our success depends in part on our ability to obtain and maintain intellectual property protection for our products and technology, including by seeking and maintaining patent protection, protecting our trade secrets and other proprietary information, obtaining and maintaining our licenses to use intellectual property owned by third parties, and continually evaluating third-party technologies for further licensing opportunities. We also seek trademark protection where appropriate to protect the names that identify us as the source of our products and services.
We own certain patents, patent applications, and other intellectual property, and also exclusively license certain patents, patent applications, and other intellectual property from third parties, including the Chinese University of Hong Kong. Our patent portfolio broadly relates to methods, techniques, systems, and chemistry used to generate and analyze data using our proprietary bioinformatics and classifiers, including, for example, cfNA sequencing, marker panels, methylation signatures, bioinformatics techniques and biologically directed machine learning classifiers, which are incorporated into or used for Galleri, our precision oncology portfolio, and a diagnostic aid for cancer (“DAC”). We have also entered into certain supply and commercial agreements with various vendors and suppliers, including Illumina, under which we receive rights to their intellectual property for use in our products. Our material licenses and other agreements are described in more detail below.
As of December 31, 2024, we own or co-own more than 220 issued or granted patents and more than 620 pending patent applications globally, including 45 issued U.S. patents, 176 patents granted across Austria, Australia, Belgium, Canada, Switzerland, China, Czech Republic, Denmark, Germany, Europe, Finland, France, the United Kingdom, Greece, Hong Kong, Indonesia, Ireland, Italy, Japan, Lichtenstein, Lithuania, Luxembourg, Malaysia, Netherlands, Norway, Poland, Portugal, Sweden, Spain, Singapore, Slovenia, Slovakia, Türkiye and Taiwan, and more than 140 pending U.S. non-provisional and provisional patent applications.
We also have exclusive licenses to approximately 630 issued or granted patents and more than 190 pending patent applications globally, including 55 issued U.S. patents and 575 patents granted across Albania, Austria, Australia, Belgium, Bulgaria, Brazil, Canada, Switzerland, China, Cyprus, Czech Republic, Germany, Denmark, Eurasia, Europe, Estonia, Spain, Finland, France, the United Kingdom, Greece, Hong Kong, Croatia, Hungary, Indonesia, Ireland, Israel, India, Iceland, Italy, Japan, Republic of Korea, Lithuania, Luxembourg, Latvia, Monaco, North Macedonia, Macao, Malta, Mexico, Malaysia, Netherlands, Norway, New Zealand, Philippines, Poland, Portugal, Romania, Serbia, Sweden, Singapore, Slovenia, Slovakia, San Marino, Türkiye, Taiwan, and South Africa, and more than 35 pending U.S. non-provisional and provisional patent applications. We believe these patents cover, and that these patent applications upon grant will cover, various aspects of Galleri, our precision oncology portfolio and future products or improvements to existing products that we may develop.
Of particular importance within our sizeable patent portfolio are patents that relate to various aspects of Galleri and our precision oncology portfolio. For example:
•with respect to methylation analysis, which is a foundational technology underlying our current products, we own or exclusively license 144 granted patents directed to systems, software, methods, mixtures, or kits for methylation analysis in Austria, Australia, Belgium, Brazil, Canada, Switzerland, China, Czech Republic, Germany, Denmark, Eurasia, Europe, Spain, Finland, France, the United Kingdom, Greece, Hong Kong, Croatia, Hungary, Indonesia, Ireland, Israel, Iceland, Italy, Japan, Republic of Korea, Liechtenstein, Lithuania, Luxembourg, Mexico, Malaysia, Netherlands, Norway, New Zealand, Poland, Portugal, Sweden, Singapore, Slovenia, Slovakia, Türkiye, Taiwan, the United States, and South Africa. These patents are expected to expire between 2033 and 2040, subject to our payment of applicable maintenance fees and annuities;
•with respect to our technology for determining cancer type through identification of cancer signal of origin, we own or exclusively license 65 granted patents directed to systems, software, methods, or kits for determining cancer signal of origin in Austria, Australia, Belgium Switzerland, China, Cyprus, Czech Republic, Germany, Denmark, Europe, Spain, Finland, France, the United Kingdom, Greece, Hungary, Ireland, Israel, Iceland, Italy, Japan, Republic of Korea, Lithuania, Luxembourg, Latvia, Monaco, North Macedonia, Malta, Mexico, Malaysia, Netherlands, Norway, Poland, Portugal, Sweden, Singapore, Slovenia, Türkiye, Taiwan, and the United States. These patents are expected to expire between 2033 and 2042, subject to our payment of applicable maintenance fees and annuities; and
•with respect to our assay chemistry and techniques for preparing and optimizing patient samples for analysis, we own or exclusively license 37 granted patents directed to methods, assay panels, compositions, or software for assay chemistry and techniques in Belgium, Switzerland, China, Germany, Europe, France, the United Kingdom, Hong Kong, Netherlands, Sweden, and the United States. These

patents are expected to expire between 2034 and 2042, subject to our payment of applicable maintenance fees and annuities.
Our patent portfolio also includes granted patents and pending patent applications directed to other technologies that may have varying levels of importance to our current and future products, including, for example:
•systems, methods, kits, mixtures, and probes for sequencing, library preparation and enrichment (27 patent families with 81 granted patents and 53 pending applications; granted patents expected to expire between 2027 and 2042);
•methods and nucleic acid constructs for error correction for identifying somatic variants (3 patent families with 54 granted patents and 15 pending applications; granted patents expected to expire between 2030 and 2040);
•systems and methods for variant based assessment of cancer (12 patent families with 48 granted patents and 56 pending applications; granted patents expected to expire between 2033 and 2041);
•systems, software, and methods for sequencing based assessment of copy number aberrations in cancer (9 patent families with 91 granted patents and 47 pending applications; granted patents expected to expire between 2028 and 2042);
•systems, software, and methods for fragment length assessment in cancer detection (11 patent families with 119 granted patents and 92 pending applications; granted patents expected to expire between 2031 and 2040);
•systems, software, methods, and compositions for fragmentation based assessment of cancer (9 patent families with 47 granted patents and 81 pending applications; granted patents expected to expire between 2030 and 2039); and
•systems, software, and methods for viral based assessment of cancer (6 patent families with 24 granted patents and 54 pending applications; granted patents expected to expire between 2038 and 2040).
The expiration dates described above may not account for all potentially available patent term adjustments and are subject to our payment of applicable issue fees, maintenance fees and annuities. Patent expiration dates are estimates based on our calculations, taking into account terminal disclaimers and patent term adjustments. We continually assess and prioritize our patent portfolio based on its relevance to our business, while also pursuing new patent filings and grants, which may cause our total number of patents to change over time.
Our in-licensed patents and patent applications, if issued as patents, expire or would be expected to expire, at the earliest, in 2027, absent any potentially available patent term adjustment and assuming our timely payment of applicable issue fees, maintenance fees and annuities. We do not expect the scheduled expiration of patents in the near term to have a material impact on our business. Our owned or co-owned patents and patent applications, if issued as patents, expire or would be expected to expire, at the earliest, in 2037, absent any potentially available patent term adjustment and assuming our timely payment of applicable issue fees, maintenance fees and annuities. The term of these patents depends upon the laws of the countries in which they are obtained, and in most countries in which we file, is 20 years from the earliest date of filing of a non-provisional patent application. A provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the provisional patent application. If we do not timely file non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. In the United States, patent term adjustments may be available depending upon the time the United States Patent and Trademark Office takes to examine and eventually issue a patent, and the patent term may be shorter than 20 years if we disclaim a portion of the patent term to overcome double patenting rejections. The protection of patents may vary on a country-by-country and claim-by-claim basis, which can vary the scope of protection afforded by such patents. In addition, we must generally pay fees to maintain our patents annually or at other specified intervals, or risk the patent lapsing. We cannot provide any assurance that any of our current or future owned or licensed patent applications will result in the issuance of patents in any jurisdiction, or that any of our current or future owned or licensed issued patents will effectively protect any of our products or technology or prevent others from commercializing competitive products or technology. Even if any of our current or future owned or licensed patent applications are granted as issued patents, those patents may be challenged, circumvented or invalidated by third parties.
We recently faced an opposition from anonymous challengers against one of our in-licensed European patents. The patent does not relate to aspects of Galleri or our precision oncology portfolio. The challengers asserted that this granted patent was invalid over prior art, among other arguments. The opposition concluded with the patent claims being maintained in amended form. The challengers have filed an appeal, which is currently pending. An additional opposition was filed on another of our in-licensed European patents relating to Galleri by an anonymous opponent, and this opposition is currently pending. While we believe that these patents are valid, there is a risk that these patents could be invalidated in their entirety, or certain claims of these patents could be amended and narrowed in scope.
License Agreements with the Chinese University of Hong Kong
We have entered into five license agreements with the Chinese University of Hong Kong, each on substantially similar terms and with two dated April 7, 2016 and three dated May 29, 2017. Pursuant to these agreements, the Chinese University of Hong Kong has granted exclusive, worldwide intellectual property licenses to us for the use of certain nucleic acid sequencing and analysis technologies in all fields under one license and in all fields except prenatal diagnostics, prognostications, or analysis under four licenses. The Chinese University of Hong Kong reserves the right to use its technology for internal research and education purposes and for fulfilling governmental contractual obligations (to the extent they exist). Three of the licenses are subject to certain non-exclusive license rights granted by the Chinese University of Hong Kong to a certain third party, solely for such third party’s internal research purposes in the field of cancer detection, cancer prognostication and other analysis for the screening and management of cancer.
To the extent our products use the licensed technology, such as our current Galleri and precision oncology products, we are required to pay the Chinese University of Hong Kong low single-digit percentage royalties on net sales of such products, subject to minimum annual guarantees, which began in 2018. In addition, for any sublicense of the licensed technology, we are obligated to pay the Chinese University of Hong Kong a specified portion of the revenue we receive from sublicensing. Our royalty and sublicense payment obligations with respect to each license for each product containing any licensed technology extends until the expiration or termination of such license, which shall be the later of a low double-digit number of years from our payment of the license issue fee or expiration of the last-to-expire licensed patent. We are additionally obligated to reimburse the Chinese University of Hong Kong for costs and expenses related to the filing, prosecution, maintenance, and defense of the licensed patents and patent applications.
Under these license agreements, we are obligated to use specified efforts to reach milestones relating to the development and sale of products that use the Chinese University of Hong Kong’s technology, and our failure to do so could result in termination of the license agreements. The Chinese University of Hong Kong may also terminate the agreements under certain other circumstances, such as our uncured material breach of the agreements or cessation of our business. We may terminate the agreements at any time at our convenience, provided we give the Chinese University of Hong Kong a certain period of notice. We can also terminate the agreements for the Chinese University of Hong Kong’s uncured material breach.
Trade Secrets
We also rely on trade secret protection for our confidential and proprietary information. Included in our trade secrets are the data from our genomics studies, various aspects of the operation of our laboratories, and various aspects of the algorithms used to process our data. Trade secrets are difficult to protect. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees, contractors, and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology via unauthorized means, such as hacking by private or state actors. Although state and federal courts in the United States are generally willing to protect trade secrets, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

For further discussion of the risks relating to our intellectual property, see “Risk Factors—Risks Relating to Intellectual Property.”
Properties
Our principal office and laboratory is approximately 74,300 square feet and located at 1525 O’Brien Drive, Menlo Park, California. We amended the related lease in June 2017 to add approximately 57,400 square feet at 1605 Adams Drive, Menlo Park, California. Our lease expires in 2026 and we have an option to extend the lease for an additional five years.
In June 2020, we entered into an agreement to lease approximately 200,000 square feet of a building in Durham, North Carolina. Our lease expires in 2033 and we have three separate options to extend the lease, each for an additional five years.
We hold a CLIA Certificate of Accreditation Registration from the CMS and an accreditation from CAP for our laboratory in Durham, North Carolina. We also hold a Clinical Laboratory Certificate of Deemed Status from the State of California Department of Public Health.
We believe that our facilities are sufficient to meet our current and anticipated near-term needs.
Human Capital
Since our founding, we have built an entrepreneurial culture, driven by our mission to detect cancer early, when it can be cured. This mission statement is an expression of our commitment to improve cancer care and drive better outcomes for patients with cancer.
We recognize that our employees are key to our ability to achieve this mission and believe our employees have been and will continue to be a primary reason for our growth and success. Recognizing the importance of our human capital, our board of directors retains direct oversight of our human capital and oversees and reviews our culture, policies, and strategies related to human capital management, including recruitment, development, performance management, rewards and employee engagement.
Employee Base
Our workforce consists of a highly skilled, diverse, and engaged team dedicated to the company’s mission and goals. As of December 31, 2024, we had approximately 1,000 full-time employees. The majority of our employees are based in the United States at our sites in Menlo Park, California, Durham, North Carolina, and Washington D.C. We also engage with contractors, vendors, and consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
We are led by a multidisciplinary team with extensive experience across biotechnology, life sciences, public health, genomics, computer science, data science, biostatistics, clinical development, medical affairs, government and regulatory affairs, quality assurance, and laboratory and commercial operations. We believe this confluence of talent from multiple disciplines has enabled us to make significant progress in improving cancer care and will enable us to remain at the forefront of our industry.
Our Corporate Culture: Building and Supporting our Team
We understand the commitment our employees make to our company, and we take our commitment to them very seriously. We are committed to fostering a workplace where all employees feel valued, supported, and empowered to contribute. We believe that diverse perspectives drive innovation and strengthen our ability to achieve our mission.
Our culture is built on collaboration, respect, and continuous learning to ensure all team members can thrive. We strongly believe our corporate culture is the operating system that powers the company and helps to achieve our mission. Our values include;

•Embrace Change—We operate in a dynamic environment. We need to mirror the external world and be agile, adaptive, and able to adjust course to move in the direction required.
•Solve Problems Together—Working together allows us to take on increasingly complex problems.
•Think BIG—We are leading BIG changes that require a long runway, and we’ll succeed by keeping our mission in sight as we work toward long-term goals.
•Be Courageous—We are going up against entrenched ways of thinking, which requires boldness, determination, and courage.
•Bring an Open Mind—We seek to improve cancer care, which requires engaging everyone in a conversation around what’s needed, what’s possible, and how to approach problems in different ways with creative thinking. We’re open-minded, curious, and always learning.
These values are the cornerstone of our leadership attributes and how we show up with one another and our customers. These values are embedded in our recruiting practices, performance management and reward programs.
Compensating and Supporting Our Colleagues
We are committed to providing equitable compensation opportunities to attract and retain accountable, team-oriented, high-performing colleagues with the purpose of driving our mission. We consider external market data as well as internal parity considerations when making compensation decisions using data-informed actions to build desirable programs. To incentivize top performance, we aim to differentiate pay increases and incentive programs in recognition of colleague contributions aligned to the success of the business.
We take a holistic approach to supporting employee well-being through providing eligible colleagues and their eligible dependents with competitive health and wellness benefits, retirement savings plans, and work-life options designed to provide flexibility to thrive. We also provide flexible time off and other opportunities to enable balance.
Commitment to Learning and Development
We believe that the professional development of our employees is a critical element to the success of our company. We have invested in a learning and development program that provides employees at all levels of the company opportunities to build and grow their skills in their current roles and prepare them for future roles in the company.
We've both internally developed and thoughtfully sourced learning and development programs for all employees. Employees have access to a wide variety of online training programs, individual coaching programs for selected leaders, and mentoring programs. In addition, we offer leadership training through our LEAD program, which aims to build strong leaders who inspire our teams to achieve our corporate goals.
Government Regulations
We are subject to complex and frequently changing national, state, and local laws and regulations that govern various aspects of our business. In many jurisdictions, including the United States, the clinical laboratory and medical device industries must operate in accordance with extensive and complex legal standards, including laws and regulations related to certification, licensing, development, research, testing, manufacturing, laboratory operations, distribution, ordering and billing practices, advertising, promotion, marketing, sales and pricing practices, anti-markup practices, health information privacy and security, and consumer protection and unfair trade practices.
In the United States, the laws and regulations governing the marketing of diagnostic products are evolving, extremely complex, and in some instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Clinical laboratory tests are regulated under CLIA, as well as by applicable state laws. In addition, the Federal Food, Drug and Cosmetic Act (“FDC Act”) defines a medical device to include any instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part or accessory intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease in man or other animals. The tests we are developing and marketing are considered by the FDA to be subject to regulation as medical devices. Among other things, pursuant to the FDC Act and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion, and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. The FDA has statutory authority to assure that medical devices are safe and effective for their intended uses, but the FDA has historically exercised its enforcement discretion and not enforced certain applicable provisions of the FDC Act and regulations with respect to LDTs. However, the FDA recently issued a final rule amending the FDA's regulations to make explicit that in vitro diagnostic products (IVDs) are devices under the FDC Act, including when the manufacturer of the IVD is a laboratory, and phasing out its enforcement discretion with respect to LDTs. The final rule was effective as of July 5, 2024 and the phaseout policy is set to be implemented on May 6, 2025.
U.S. Regulation
Clinical Laboratory Improvement Amendments of 1988 (CLIA)
We are required to obtain and hold certain federal and state licenses, certificates, permits and accreditations to offer our products in the United States through our laboratory in Durham, North Carolina. In 1988, Congress passed CLIA, establishing rigorous quality standards for laboratories in the United States that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease or impairment of, or the assessment of the health of, human beings. Such testing may also include procedures to determine, measure, or otherwise describe the presence or absence of various substances or organisms in the body. CLIA requires such laboratories to be certified by the federal government and mandates compliance with ongoing requirements intended to ensure the accuracy, reliability, and timeliness of medical test results. CLIA certification is also a prerequisite to be eligible to bill federal and state healthcare programs, as well as many commercial third-party payors, for laboratory testing services. We hold a CLIA Certificate of Accreditation from the CMS and an accreditation from CAP for our Durham, North Carolina laboratory, and a Clinical Laboratory Certificate of Deemed Status from the State of California Department of Public Health. In order to obtain a CLIA certification, a laboratory must validate the test (ensure and document that the test provides accurate and reliable test results) and add the applicable specialty or subspecialty to the test menu. Before introducing and reporting patient results from an LDT, a laboratory is required to establish the specifications for a variety of performance characteristics, including accuracy, precision, analytical sensitivity, analytical specificity, reportable range, and reference interval. Such analytical validation is based on, among other things, the specific conditions, staff, and equipment of the particular laboratory.
Prior to offering a new test at our laboratories, we must also satisfy certain notification requirements to change our testing menu, such as notifications to regulatory and accrediting bodies, CMS, the California Department of Public Health Laboratory Field Services, and CAP. At their discretion, any of these entities may inspect our clinical laboratory at any time. In connection with a CLIA certification, laboratories are subject to routine survey and inspection every other year, as well as additional random or “for cause” inspections. Under CLIA, a survey is generally conducted every two years by CMS, a CMS agent (typically a state agency), or, if the laboratory holds a CLIA Certificate of Accreditation, a CMS-approved accreditation organization (for example, CAP). The routine biennial survey includes review of the laboratory’s analytical validation of any LDTs performed by the laboratory.
Penalties for non-compliance with CLIA requirements include a range of enforcement actions, including suspension, limitation or revocation of the laboratory’s CLIA certificate, as well as directed plan of correction, state on-site monitoring, civil monetary penalties, civil injunctive suit or criminal penalties.
CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law, and a number of states have implemented their own more stringent laboratory regulatory requirements. State laws may require that laboratory personnel meet certain qualifications and obtain licenses, specify certain quality control procedures and facility requirements, or prescribe record maintenance requirements. For more information on state licensing and other requirements, see “—State Licensing Laws.”
State Licensing Laws
In addition to the federal certification requirement for laboratories under CLIA, many states require licensure for laboratories under state law. For example, both California and North Carolina require laboratories to maintain in-state licenses to conduct testing in the state. In addition to in-state licensing requirements, certain states require licensing of out-of-state laboratories when specimens are collected or received from patients in such states. The state laboratory licensure requirements establish standards for the day-to-day operation of a clinical laboratory, including the training and qualifications required of personnel, quality control, and proficiency testing. Moreover, certain states, such as New York, require state approval of certain tests, including certain tests that have not been cleared or approved by the FDA (such as LDTs), through a premarket submission containing, among other information, documentation relating to device analytical and clinical performance data. The New York State Department of Health also mandates proficiency testing for laboratories granted a permit under New York State law, regardless of whether or not such laboratories are located in New York. We have obtained New York State Department of Health Clinical Laboratory Evaluation Program (NYSDOH CLEP) conditional approval for the updated commercial version of our Galleri launched in the fourth quarter of 2024. Clinical laboratory licensing laws in certain states, however, do not apply to laboratories operated for research purposes that do not return patient-specific results for the purpose of diagnosis or treatment.
Non-compliance with state laboratory licensure requirements may cause the state agency to suspend, restrict, or revoke a license to operate the clinical laboratory, disapprove a licensure application, assess substantial civil money penalties, require onsite monitoring or impose specific corrective action plans. Certain statutory or regulatory noncompliance may also result in misdemeanor charges under state law. CLIA does not preempt state laws that have established laboratory quality standards that are at least as stringent as the federal law requirements under CLIA.
In addition to laboratory licensing, certain states, including California, impose registration and/or licensing requirements on companies that manufacture medical devices. These laws can apply to a manufacturer before its products are commercialized, including when a company is evaluating its product candidates in clinical trials. Violations of these laws may result in the denial, suspension, or revocation of the registration or license, as well as other fines and penalties, including imprisonment.
U.S. Food and Drug Administration
In the United States, laboratory tests, such as Galleri, are subject to regulation by the FDA under the FDC Act and its implementing regulations, and other federal and state statutes and regulations. The laws and regulations govern, among other things, medical device development, testing, manufacture, labeling, storage, premarket clearance or approval, advertising and promotion, export, import, and product sales and distribution.
Laboratory Developed Tests
Under the FDA’s regulatory framework, in vitro diagnostic devices (“IVDs”), such as Galleri, are a type of medical device, including tests that can be used in the diagnosis or detection of diseases, such as cancer, or other conditions. The FDA considers LDTs to be a subset of IVDs that are intended for clinical use and are designed, manufactured, and used within a single laboratory. Although the FDA has statutory authority to assure that medical devices, including IVDs, are safe and effective for their intended uses, the FDA has historically exercised its enforcement discretion and not enforced certain applicable provisions of the FDC Act and regulations with respect to LDTs, with certain exceptions such as in the case of tests for public health emergencies or where the tests are offered directly to the consumer. Even under its current enforcement discretion policy, the FDA has issued warning letters to and safety communications about in vitro diagnostic device manufacturers for commercializing laboratory tests that were purported to be LDTs but that the FDA alleged failed to meet the definition of an LDT or otherwise were not subject to the FDA’s enforcement discretion policy.

The FDA has for a number of years stated its intention to modify its enforcement discretion policy with respect to LDTs and impose applicable medical device requirements to LDTs more broadly. Most recently, the FDA proposed an amendment to its regulations in October 2023 that was finalized in May 2024, and became effective on July 5, 2024. This final rule clarifies the FDA’s historical view that LDTs are medical devices subject to the requirements applicable to other IVDs, and the FDA plans to phase in the enforcement of medical device requirements to LDTs over a period of four years.
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
In addition to the FDA’s final rule, Congress has, for over the past decade, considered a number of proposals, which if enacted, would subject LDTs to additional regulatory requirements. Depending on the approach adopted under any potential legislation, certain LDTs (likely those of higher risk) may be required to undergo some form of premarket review of LDTs as IVCTs, potentially with a transition period for compliance and a grandfathering provision.
PMA Pathway
The FDA categorizes medical devices into one of three classes—class I, II, or III—based on the risks presented by the device and the regulatory controls necessary to provide a reasonable assurance of the device’s safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the QSR facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Special controls are established by the FDA for a specific device type and often include specific labeling provisions, performance metrics, and other types of controls that mitigate risks of the device (usually incorrect results for an IVD). While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or another legally marketed device that was cleared through the 510(k) process. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed.
Class III devices generally require PMA approval before they can be marketed. Obtaining PMA approval requires the submission of “valid scientific evidence” to the FDA to support a finding of a reasonable assurance of the safety and effectiveness of the device. A PMA must provide complete analytical and clinical performance data and also information about the device and its components regarding, among other things, device design, manufacturing, and labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDC Act to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. As part of the FDA’s review of a PMA, the FDA will typically inspect the manufacturer’s facilities for compliance with QSR requirements, which impose requirements related to design controls, manufacturing controls, documentation, and other quality assurance procedures. The user fee costs and the length of the FDA review time for obtaining PMA approval are significantly higher than for a 510(k) notification or a de novo classification.
The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.
Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness.
Investigational Device Exemption Process. Clinical trials are almost always required to support a PMA and are sometimes required to support PMA supplements. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (“IDE”) regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting, and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety, or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.
In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board (“IRB”) for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.
During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping, and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.
Expedited Development and Review Programs. The FDA has established programs to support and expedite the development of devices that meet criteria for Breakthrough Device designation, which can be voluntarily requested by sponsors. The program offers manufacturers of certain devices an opportunity to interact with the FDA more frequently and efficiently as they develop their products with the goal of expediting commercialization of such products to help patients have more timely access, as well as use of post-market data collection, when scientifically appropriate, to facilitate expedited and efficient development and review of the device, opportunities for efficient and flexible clinical study design, and priority review of premarket submissions. The program is available to medical devices that meet certain eligibility criteria, including that the device provides more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions, and constitutes a device (i) that represents a breakthrough technology, (ii) for which no approved or cleared alternatives exist, (iii) that offer significant advantages over existing approved or cleared alternatives, or (iv) the availability of which is in the best interest of patients.
Postmarket Regulation. After a device is cleared or approved by the FDA for marketing, numerous and pervasive regulatory requirements continue to apply. These include:
•establishment registration and device listing with the FDA;
•QSR requirements, which currently require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
•labeling regulations and FDA prohibitions against the promotion of “off-label” uses of cleared or approved products;
•requirements related to promotional activities;
•approval of certain modifications to PMA approved devices and their manufacturing processes;
•medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDC Act that may present a risk to health;

•complying with the laws and regulations requiring Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database
•the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.
Device manufacturing processes subject to FDA oversight are required to comply with the applicable portions of the QSR, which currently cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. Manufacturers are subject to periodic scheduled or unscheduled inspections by the FDA. A failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of products. The discovery of previously unknown problems with products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its approval or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.
FDA Enforcement Powers. The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, including the following:
•issuance of warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•requesting or requiring recalls, withdrawals, or administrative detention or seizure of our products;
•imposing operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying requests for marketing authorization of new products or modified products;
•withdrawing marketing authorizations that have already been granted;
•refusal to grant export approvals for our products; or
•criminal prosecution.
Federal and State Physician Self-Referral Prohibitions
We are subject to the federal physician self-referral prohibitions, commonly known as the Stark Law. The Stark Law generally prohibits us from billing, presenting, or causing to be presented a claim for any clinical laboratory services or other designated health services payable by the Medicare or Medicaid programs when the physician ordering the service, or any member of such physician’s immediate family, has an ownership interest in, or compensation arrangement with, us, unless the arrangement meets an exception to the prohibition. The Stark Law contains several exceptions, including an exception for compensation paid to a physician for personal services rendered by the physician provided that several conditions are met, including that the payment is set at fair market value for the services furnished and the terms of the arrangement be set out in writing and signed by the parties. These prohibitions apply regardless of the reasons for the financial relationship and the referral. The Stark Law is a strict liability statute, and thus no finding of intent is required for a violation.
Sanctions for a violation of the Stark Law include the following:
•denial of payment for the services provided in violation of the prohibition;

•refunds of amounts collected by an entity in violation of the Stark Law;
•monetary penalties; and
•exclusion from federal healthcare programs, including Medicare and Medicaid.
In addition, violations of the Stark Law may also serve as the basis for liability under the Federal False Claims Act, which prohibits knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to the federal government.
Many states, including California, also have laws restricting physicians from referring persons for certain services to entities in which the referring physician has a financial interest, which may apply regardless of whether the payor for such claims is Medicare or Medicaid. For example, we are subject to the California Physician Ownership and Referral Act of 1993 (“PORA”). PORA, which applies regardless of payor type, generally prohibits physicians from referring individuals for certain services, including laboratory or diagnostic services, if the physician or his or her immediate family has a financial interest in the entity receiving the referral. PORA would generally prohibit us from billing an individual or any governmental or private payor for any laboratory or diagnostic services when the physician ordering the service, or any member of such physician’s immediate family, has an investment interest in, or compensation arrangement with, us, unless the arrangement falls under one of the statutory exceptions. Further, certain violations of PORA are a misdemeanor, and violations generally could result in civil penalties, criminal fines, and disciplinary action by the applicable governmental agency. Finally, other states have self-referral restrictions with which we have to comply, which may differ from those imposed by federal and California law.
Healthcare Fraud and Abuse
Our business operations, including any relationship we may form with physicians, healthcare providers or other potential customers or business partners, must comply with various healthcare fraud and abuse laws.
The federal healthcare program Anti-Kickback Statute makes it a felony for a person or entity, including a laboratory, to knowingly and willfully offer, pay, solicit, or receive remuneration, directly or indirectly, in order to induce business that is reimbursable under any federal healthcare program, including the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The Anti-Kickback Statute contains certain statutory exceptions and regulatory safe harbors that protect certain interactions if specific requirements are met. If an arrangement meets the provisions of a safe harbor, it is deemed not to violate the Anti-Kickback Statute. An arrangement must fully comply with each element of an applicable safe harbor in order to qualify for protection. The failure of a transaction or arrangement to fit within a specific safe harbor, however, does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued if the arrangement is determined by the government not to be abusive. A violation of the Anti-Kickback Statute may result in imprisonment, fines and possible exclusion from Medicare, Medicaid, and other federal healthcare programs. Actions that violate the Anti-Kickback Statute or any similar laws may also incur liability under the Federal False Claims Act.
Although the Anti-Kickback Statute applies only to federal healthcare programs, a number of states have passed statutes substantially similar to the Anti-Kickback Statute. For example, California has enacted the PORA (see “—Federal and State Physician Self-Referral Prohibitions” above) and a Medi-Cal Anti-Kickback Statute, Welfare and Institutions Code Section 14107.2, that prohibit conduct similar to that prohibited by the Anti-Kickback Statute. Violations of PORA and Section 14107.2 are both punishable by imprisonment and fines. Many other states have all-payor statutes that extend the provisions of the state anti-kickback statute to not only governmental payors, but also private payors and self-pay patients.
Federal and state law enforcement authorities scrutinize arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to induce healthcare referrals or induce the purchase, prescribing or ordering of particular products or services. Law enforcement authorities and the courts have also demonstrated a willingness to look behind the formalities of a transaction to determine the underlying purpose of any remuneration exchanged between healthcare providers and actual or potential referral sources. Generally, courts have taken a broad interpretation of the scope of the Anti-Kickback Statute, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce referrals or purchases. Investigation or challenge under the federal Anti-Kickback Statute and analogous state laws of any relationship we may form with physicians, healthcare providers or other potential customers or business partners could lead to sanctions that could have a negative effect on our business.
In addition, other healthcare fraud and abuse laws could have an effect on our business. For example, in 2018, Congress enacted the Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”), which establishes an all-payor anti-kickback prohibition for, among other things, knowingly and willfully paying or offering any remuneration directly or indirectly to induce a referral of an individual to a clinical laboratory. Violations of EKRA may result in fines, imprisonment, or both.
The federal Civil Monetary Penalties law prohibits, among other things, offering or transferring remuneration to a federal healthcare program beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by a federal healthcare program from a particular provider or supplier. Penalties for violating the Civil Monetary Penalties law may include exclusion from federal healthcare programs and substantial fines.
The Federal False Claims Act prohibits a person from knowingly submitting (or causing to be submitted) a claim, making a false record or statement in order to secure payment, or retaining an overpayment by the federal government. Moreover, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party known as the “relator” who has knowledge of the alleged fraud. These types of actions are also known as qui tam or “whistleblower” lawsuits. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. It is not uncommon for qui tam lawsuits to be filed by employees, third parties or consultants of healthcare providers, including clinical laboratories. Several states have also enacted similar false claims laws.
Further, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created two federal crimes: healthcare fraud and false statements relating to healthcare matters, in addition to the privacy and security regulations described below under “—Privacy Regulation.” The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment, or exclusion from government-sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact, or making any materially false, fictitious, or fraudulent statement in connection with the delivery of, or payment for, healthcare benefits, items, or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. A violation of this statute is a felony and may result in fines or imprisonment.
Similar foreign laws and regulations may apply to us if we offer our products in foreign jurisdictions in the future.
While we intend fully to comply with applicable federal and state fraud and abuse laws, and similar laws of other states and countries as we commercialize products, it is possible that some of our arrangements or arrangements we may enter into in the future could become subject to regulatory scrutiny, and we cannot provide assurance that we will be found to be in compliance with these laws following any such regulatory review.
Transparency Laws
The Sunshine Act was enacted by Congress in 2010 as part of the Affordable Care Act (“ACA”) and was amended in 2018 by the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. The Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS certain data on payments and other transfers of value made to U.S.-licensed physicians (as defined by statute), teaching hospitals, and certain non-physician practitioners, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse-midwives. The data are sent to CMS for public disclosure on the Open Payments.
Additional International Regulation and Product Approval
We may have to obtain or submit approvals, markings, notifications, certifications or satisfy other premarket requirements from regulatory authorities in non-U.S. jurisdictions prior to marketing our products in those countries and territories. The laws and regulations in other jurisdictions vary from those in the United States and may be easier or more difficult to satisfy, and they are subject to change, in some cases frequently. Certain regulatory authorities regulate LDTs and IVDs differently than the United States, and our products may need to satisfy additional requirements to be offered commercially within the jurisdictions.
Foreign Regulation
Medical devices (including IVDs) are subject to extensive regulation, such as premarket review, marketing authorization or certification, by similar agencies or notified bodies in other countries. Regulatory requirements and approval or certification processes are not harmonized and vary from one country to another. International regulators and notified bodies are independent and not bound by the findings of the FDA.
Regulation of In Vitro Diagnostic Medical Devices in the European Union
We are or may become subject to new laws, regulations, and industry standards concerning medical devices proposed and enacted in various foreign jurisdictions, including the European Union (“EU”). The EU has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling, and adverse event reporting for IVDs. Until May 25, 2022, IVDs were regulated by Directive 98/79/EC (“EU IVDD”), which has been repealed and replaced by Regulation (EU) No 2017/746 (“EU IVDR”). The EU IVDR became effective on May 26, 2022. However, to prevent disruption in the supply of IVDs on the EU market, “progressive” roll-out of the EU IVDR was adopted and subsequently extended following the adoption of several regulations. It provides for a tiered grace period for most devices depending on the risk classification of the device. Galleri currently benefits from the grace period applicable to Class C IVDs, and therefore must only be fully compliant with the EU IVDR requirements by December 31, 2028 subject to compliance with the transitional provisions. Galleri has been assessed in accordance with the EU IVDD whose regime is described below. However, as of May 26, 2022 and regardless of the tiered grace period, some of the EU IVDR requirements apply in place of the corresponding requirements of the EU IVDD with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of IVDs in the EU will notably require that our devices be certified under the new regime set forth in the EU IVDR by the end of the transitional period at the latest.
In Vitro Diagnostic Medical Devices Directive
Under the EU IVDD, an IVD may be placed on the market only if it conforms the essential requirements set out in the EU IVDD including the requirement that an IVD must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter as it creates a rebuttable presumption that the device satisfies that essential requirement.
As a general rule, demonstration of conformity of IVDs and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence.
In Vitro Diagnostic Medical Devices Regulation
The regulatory landscape related to IVDs in the EU recently evolved. On April 5, 2017, the EU IVDR was adopted with the aim of ensuring better protection of public health and patient safety. The EU IVDR establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for IVDs and ensures a high level of safety and health while supporting innovation. Unlike the EU IVDD, the EU IVDR is directly applicable in EU member states without the need for member states to implement it into national law. This aims at increasing harmonization across the EU.
The EU IVDR became effective on May 26, 2022. IVDs lawfully placed on the market pursuant to the EU IVDD prior to May 26, 2022 may generally continue to be made available on the market or put into service, provided that the requirements of the transitional provisions are fulfilled. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU IVDR, in particular the obligations described below.
All manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”) must be reported to the relevant authorities of the EU member states. Manufacturers are required to take FSCAs defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device.
The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”), which consists of the 27 EU member states plus Norway, Liechtenstein, and Iceland, and also generally applicable in Türkiye.
Regulations Related to Clinical Laboratories in the European Union
The EU does not have an overarching law or regulation that governs the legal framework surrounding the operations of clinical laboratories in a way that would be analogous to CLIA in the United States. However, EU member states’ laws may affect how our business as a diagnostic testing service provider is carried out.
Other laws and guidelines that impact clinical laboratories’ work include the Convention for the Protection of Human Rights and Dignity of the Human Being with regard to the Application of Biology and Medicine, the Declaration of Helsinki adopted by the World Medical Association and related codes of conduct and guidelines issued by the relevant research ethics committees.
The aforementioned EU rules are generally applicable in the EEA.
Regulation of In Vitro Diagnostic Medical Devices in the United Kingdom
Following Brexit, EU laws no longer apply directly in Great Britain. The regulations on IVDs in Great Britain continue to be based largely on the EU IVDD, which preceded the EU IVDR, as implemented into national law by the Medical Devices Regulation 2002 (“UK MDR”). However, under the terms of the Protocol on Ireland/Northern Ireland, the EU IVDR does apply to Northern Ireland. Consequently, there are currently different regulations in place in Great Britain as compared to both Northern Ireland and the EU, respectively. The United Kingdom government has passed the Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an “appropriate authority” to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.
Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) has become the sovereign regulatory authority responsible for Great Britain. All IVDs are required to be registered with the

MHRA, and since January 1, 2022, manufacturers based outside the UK have been required to appoint a UK responsible person that has a registered place of business in the UK to register devices with the MHRA.

Under the powers granted by the Medicines and Medical Devices Act 2021, on December 16, 2024, the UK government published an amendment to the UK MDR to clarify and strengthen the post-market surveillance (PMS) requirements for medical devices in Great Britain. This amendment will come into force on June, 16 2025 and aims to facilitate greater traceability of incidents and trends enabling the MHRA to act swiftly when needed to address safety issues and support the entire health system in better protecting patients. In addition, the MHRA launched a consultation from November 14, 2024 to January 5, 2025 on proposed changes to the pre-market requirements for medical devices in Great Britain. The MHRA has stated that it will incorporate feedback to this consultation in drafting new UK legislation on pre-market requirements for medical devices in Great Britain. The new legislation is expected to be implemented in 2026 and aims to enable greater international collaboration and practices, with more patient-centered, proportionate requirements for medical devices which are responsive to technological advances.

Under the UK MDR, in order to be lawfully placed on the Great Britain market, class A (non-sterile) IVDs need to be “UKCA” self certified, and other IVDs need to be “UKCA” certified by a UK approved body. However, certain IVDs in compliance with either the EU IVDD or IVDR can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2030.
Coverage and Reimbursement
We are pursuing payment for our products through a diverse and broad range of channels, including sales to self-insured employers, integrated health systems, healthcare providers, life insurance companies, and patients, as well as, where available, through coverage and reimbursement by government healthcare programs and commercial third-party payors.
United States
In the United States, there is no uniform coverage for clinical laboratory tests. The extent of coverage and rate of payment for covered services varies from payor to payor. Obtaining coverage for tests like ours that involve genomic sequencing can be particularly challenging.
Medicare is the single largest healthcare payor in the United States, and a particularly significant payor for many cancer-related laboratory services given the demographics of the Medicare population, a large portion of which includes elderly individuals. Many other U.S. payors look to the Medicare policies as a benchmark and model for their own. Medicare provides two main forms of insurance coverage: traditional Medicare fee-for-service, administered by the federal government and its contractors, and Medicare Advantage, where coverage is provided by private insurers approved by CMS that must follow federal rules and guidelines.
Generally, Medicare will not cover screening tests, which are considered preventive services, that are performed in the absence of signs or symptoms of illness or injury, except if explicitly authorized by statute. CMS, the agency responsible for administering the Medicare program, authorizes certain additional preventive services including certain screening tests that are not expressly covered by statute if the service is (a) reasonable and necessary for the prevention or early detection of an illness or disability, (b) recommended with a grade of A or B by the USPSTF, an independent, volunteer panel of experts in the field of prevention, evidence-based medicine and primary care, and (c) appropriate for Medicare beneficiaries under Part A or Part B. CMS establishes coverage through an NCD process. In making the NCD determination, CMS may also consider, among other things, the relationship between predicted outcomes and expenditures for such services, and take into account the results of such an assessment in making such determination. In its discretion, the USPSTF generally waits for FDA authorization before it considers undertaking review of novel technology.
Galleri could be considered a screening test under Medicare and, accordingly, is unlikely to be covered by Medicare without pursuing the CMS NCD-related measures described above. These processes may take multiple years to complete as currently, coverage decisions for preventive services are not made prior to FDA authorization. Even if we pursue these processes, it is possible that Galleri will never become eligible for Medicare coverage and reimbursement. We are evaluating opportunities for nearer-term reimbursement through Medicare

Advantage plans, while generating evidence to meet the requirements of the traditional Medicare path. Medicare Advantage plans generally must cover all of the services that traditional Medicare covers (except hospice care), but they have the discretion to offer their enrollees additional, or supplemental, benefits not otherwise covered under traditional Medicare, including those benefits referred to as optional supplemental benefits, for which enrollees may elect to pay extra to receive coverage. Obtaining such coverage may, however, involve lengthy negotiations with individual Medicare Advantage plans, and there is no guarantee that we will receive such coverage. We also intend to continue to pursue coverage and reimbursement from private payors for our products. Many of these private payors must cover certain services required by federal and state laws, such as preventive health services that have received a rating of A or B by the USPSTF. Like Medicare Advantage plans, private payors have discretion to extend greater coverage than recognized under traditional Medicare, but obtaining coverage from such payors generally involves lengthy negotiations, and there is no guarantee that we will receive such coverage. State Medicaid programs make individual coverage decisions for diagnostic tests and have taken steps to control the cost, utilization and delivery of healthcare services, meaning that, even if Galleri receives coverage through private payors, there is no guarantee that it will be covered by individual state Medicaid programs.
If eligible for reimbursement, laboratory tests such as ours generally are classified for reimbursement purposes under CMS’s Healthcare Common Procedure Coding System (“HCPCS”) and the American Medical Association’s (“AMA”) Current Procedural Terminology (“CPT”) coding systems. We and payors must use those coding systems to bill and pay for our diagnostic tests, respectively. These HCPCS and CPT codes are associated with the particular product or service that is provided to the individual. Accordingly, without an HCPCS or CPT code applicable to our tests, the submission and payment of claims would be a significant challenge. Once CMS creates an HCPCS code or the AMA establishes a CPT code, CMS establishes payment rates and coverage rules under traditional Medicare, and private payors establish rates and coverage rules independently. Under Medicare, payment for laboratory tests is generally made under the Clinical Laboratory Fee Schedule (“CLFS”) with payment amounts assigned to specific HCPCS and CPT codes.
In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA (as amended by the Further Consolidated Appropriations Act, 2020), laboratories that receive the majority of their Medicare revenue from payments made under the CLFS and Physician Fee Schedule and receive at least $12,500 in Medicare revenues for CLFS services during a data collection period are subject to certain reporting requirements. CMS uses the data reported, which includes certain private payor payment rates for each test the laboratory performs, the volume of tests paid at each rate, and the HCPCS code associated with the test, to calculate a weighted median payment rate for each test, which is used to establish revised Medicare CLFS reimbursement rates for clinical diagnostic laboratory tests (“CDLTs”). If the test is an advanced diagnostic laboratory test (“ADLT”), the test will be paid based on an actual list charge for an initial period of three quarters before being shifted to the weighted median private payor rate reported by the laboratory performing the ADLT. Laboratories offering ADLTs are subject to recoupment if the actual list charge exceeds the weighted median private payor rate by a certain amount. Accordingly, if our tests receive Medicare coverage in the future, the reimbursement rate we receive for such tests may be affected by payment rates made by private payors for such tests.
The revised reimbursement methodology described above generally results in relatively lower reimbursement amounts under Medicare for clinical laboratory services than has been historically reimbursed. Any reductions to reimbursement rates resulting from the new methodology are limited to 0% in 2023 and 15% per test per year in each of 2024 through 2026.
In addition, PAMA codified Medicare coverage rules for laboratory tests by requiring any local coverage determination to be made following the local coverage determination process. PAMA also authorizes CMS to consolidate coverage policies for clinical laboratory tests among one to four laboratory-specific MACs. These same contractors may also be designated to process claims if CMS determines that such a model is appropriate. It is unclear whether CMS will proceed with contractor consolidation under this authorization.
General Coverage and Reimbursement Considerations

Across jurisdictions, a decision to provide coverage for a product from a government payor, such as Medicare, or other third-party payor does not imply that an adequate reimbursement rate will be approved. Further, coverage and reimbursement for products, and services that utilize such products, can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance or at all.
Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, including clinical laboratory tests, in addition to their safety and efficacy. In certain foreign markets, the government controls the coverage and pricing of many healthcare products, including IVDs and clinical laboratory tests. In order to obtain coverage and reimbursement for any product that might be cleared or approved by regulators for sale (or certified by a notified body), or for any procedure that utilizes such product, it may be necessary to conduct health economic studies in order to demonstrate the medical necessity and cost-effectiveness of the products. The cost of such studies would be in addition to the costs required to obtain regulatory approvals or certifications. If third-party payors do not consider a product to be cost-effective compared to other available products, they may not cover the product after approval (or certification) as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. Tests such as ours that will cover a large population and could potentially generate a significant number of false-positive results on an absolute basis may face incremental scrutiny in obtaining reimbursement from third-party payors given the additional costs of further diagnostic workup.
The marketability of Galleri may suffer if government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased, and we expect will continue to increase the pressure on medical products and services pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for our tests, less favorable coverage policies and reimbursement rates may be implemented in the future.
Healthcare Reform
In the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system. Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our products, decrease our revenue and adversely impact sales of, and pricing of and reimbursement for, our products. For example, in March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments, and fraud and abuse changes.
The implementation of the ACA in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The ACA included, among other things, provisions governing enrollment in federal and state healthcare programs, reimbursement matters, and fraud and abuse. Since its enactment, there have been judicial, U.S. Congressional and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is unclear how other healthcare reform measures, if any, will impact our business.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, resulted in reductions in payments to Medicare providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years.

In the EU, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product (i.e., certain high-risk medical devices as of 2026). The Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices and provides the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
We believe that there will continue to be proposals by legislators at both the federal and state levels and in foreign jurisdictions, regulators and third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. Changes in healthcare policy could increase our costs, decrease our revenue and impact sales of and reimbursement for our products.
Data Privacy and Security Regulation
Data Privacy and Security Laws
Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. For additional information, see the section entitled “Risk Factors” beginning on page 37 of this Annual Report on Form 10-K.
The Spin-Off
Illumina acquired the common stock of GRAIL that it did not own and completed its acquisition of GRAIL on August 18, 2021 (the “Acquisition”). The Acquisition was subject to various legal challenges, including by the U.S. Federal Trade Commission and the European Commission. These proceedings spanned more than three years and resulted in several orders, including hold-separate arrangements imposed by the European Commission. Following the European Commission’s decision on October 12, 2023 ordering Illumina to divest GRAIL, Illumina completed the divestiture via a Spin-Off on June 24, 2024 (the “Distribution Date”).
Immediately prior to the Distribution Date, GRAIL, LLC was converted into a Delaware corporation and renamed GRAIL, Inc. To effect the Spin-Off, Illumina distributed 85.5% of the shares of GRAIL’s common stock owned by Illumina to Illumina’s stockholders, and GRAIL became an independent, publicly traded company. Illumina retained 14.5% of GRAIL’s common stock. Also on the Distribution Date, we entered into a Separation and Distribution Agreement and several other agreements with Illumina related to the Spin-Off. These agreements govern the relationship between Illumina and us after completion of the Spin-Off and allocated between Illumina and us various assets, liabilities and obligations, including those related to employees and compensation and benefits plans and programs and tax-related assets and liabilities. See Note 15 - Related Party Transactions in Item 8. Financial Statements of this Annual Report on Form 10-K for more information.
Other Information

Our website address is https://grail.com. Information contained on, or connected to, our website does not and will not constitute part of this Annual Report on Form 10-K, or any other filings with, or any information furnished or submitted to, the Securities and Exchange Commission (the “SEC”).
Item 1A. Risk Factors
You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating GRAIL and GRAIL common stock. Any of the following risks and uncertainties could materially adversely affect our business, financial condition, and results of operations. The following risks have generally been separated into five groups: risks relating to our business and industry, risks relating to regulation and legal compliance, risks relating to intellectual property, risks relating to the Spin-Off, and risks relating to our common stock. References to “we,” “our,” “us,” and words of similar import in this section refer to GRAIL and, unless otherwise specified, its consolidated subsidiaries.
Risks Relating to Our Business and Industry
We operate in a rapidly evolving field and have a limited operating history, which makes it difficult to evaluate our current business and predict our future performance.
We operate in a rapidly evolving field and, having commenced operations in January 2016, have a limited operating history. We completed our first sale of our multi-cancer early detection test, Galleri, in mid-2021 and our other products and products in development have an even more limited history, with most still not in commercial distribution. We have funded our operations to date primarily with the proceeds from the sale of equity securities and capital contributions from Illumina and, to a lesser extent, revenue derived from sales of Galleri and biopharmaceutical business revenue. Our short operating history as a company, evolving business strategies, rapid growth and significant events such as our separation from Illumina and the Restructuring Plan may make it difficult to evaluate our current business or our future success and the risks and challenges we may encounter, and may increase the risk that we will not continue to grow at or near historical rates. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about the Restructuring Plan.
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
Since our inception, we have incurred significant net losses. Our net loss was $2.0 billion for fiscal year 2024, $1.5 billion for fiscal year 2023, and $5.4 billion for fiscal year 2022. Substantially all of our net losses since inception have resulted from our research and development programs, commercialization efforts, investments in our facilities, payments to licensors, and general and administrative costs associated with our operations, as well as intangible asset amortization and the impairments of $1.4 billion, $0.7 billion and $4.7 billion for fiscal year 2024, fiscal year 2023 and fiscal year 2022, respectively, related to the intangible assets and goodwill recorded by Illumina upon the Acquisition of GRAIL. As of December 31, 2024, we had an accumulated deficit of $9.8 billion and intangible assets of $2.0 billion.
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
•support international commercial expansion of our products;
•continue to engage the medical community and others to drive awareness and adoption of multi-cancer early detection (“MCED”) testing; and
•meet the requirements and demands of being a public company.
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
Our success depends on our ability to provide reliable, high-quality products that perform as indicated in our product labeling, marketing, and advertising material, as well as our ability to complete clinical studies and comply with applicable regulatory requirements that enable us to commercialize our products and future products. Our commercial product, Galleri, which we have launched as a laboratory developed test (“LDT”) in the United States and for which we are pursuing a premarket approval application (“PMA”) with the U.S. Food and Drug Administration (the “FDA”) and our precision oncology portfolio, which we currently offer on a research-use-only basis, and any future products in development, may not perform as expected. Results from our ongoing or future studies, or from the post-market or real-world setting, involving current or future products or our methylation platform may be inconsistent with certain results obtained from our previous studies, or from interim results initially reported on those studies. In addition, results from our ongoing or future studies may not support certain product launch opportunities. For example, the NHS evaluated results of an early analysis from the first screening test (the prevalent screening round) in the NHS-Galleri Trial to determine whether the results were compelling enough to commence an implementation pilot in England prior to the final trial results. The results of this early analysis represented limited information from only one year of results out of the three-year trial period, and final results from the full three-year period may differ from the early analysis for a variety of reasons. In May 2024, the NHS determined not to initiate the pilot on the basis of those available data and will evaluate the final results from the NHS-Galleri Trial, which are expected to be available in 2026, before determining whether to implement the Galleri test in the NHS. We believe the decision will include considerations such as NHS budget, political priorities, cost-effectiveness and implementation constraints in addition to an evaluation of the final results. It is possible that the final results will be unsuitable or unavailable, which could have a significant adverse impact on the success of our commercial efforts for Galleri, our ability to achieve FDA authorization at all or within our anticipated timelines, our brand and reputation, our business, and our growth prospects. Furthermore, other studies have been or may be conducted in populations (such as our SUMMIT study which was conducted in a population of tobacco users) or under other circumstances which make their results more complicated to interpret or result in data that is more difficult to compare. In addition, as Galleri and our research-use-only offering are currently available to customers and others, any studies, including those conducted by third parties, that use our current or future products, or that examine elements of our methylation platform, may produce results that are inconsistent to evaluate independently or comparatively from our own studies. If any such inconsistent results were to be produced, either before or after launch of a product or future product, our reputation, business, financial condition, results of operations, and growth prospects would suffer.
Our products require a number of complex and sophisticated biochemical and bioinformatics processes, which could be adversely impacted by a number of different factors. An operational or technological failure in one of these complex processes or fluctuations in external variables may result in performance characteristics, such as sensitivity or specificity rates, that are lower than we anticipate or that vary between test runs or in a higher than anticipated number of tests that fail to produce results. In addition, we continue to evaluate and refine our algorithms and other processes under development. These refinements may inadvertently result in unanticipated issues that may reduce our performance characteristics, such as sensitivity or specificity rates, or otherwise adversely affect the performance of our tests and their results. Galleri was launched in the United States as an LDT in mid-2021 and an updated version was launched in December 2024. The FDA has granted breakthrough device designation for Galleri. We plan to complete a PMA submission for a further updated version of our Galleri test. We may also be required or decide voluntarily to seek clearance or approval from the FDA for future products. However, the FDA recently finalized a regulation pursuant to which it plans to subject LDTs to medical device requirements through a phase-out of its historical policy of enforcement discretion over LDTs over a period of four years. The phase-in of medical device requirements to LDTs, including the potential requirement for FDA marketing authorization, if it imposes new, different or earlier significant obligations, will be costly and time-consuming, and if we fail to comply with such requirements, or if we cannot ultimately obtain marketing authorization for our LDTs where required, our business will be substantially harmed.
Moreover, FDA, other regulators, and notified bodies may require that we generate additional clinical data to support such clearance, approval, or certification, which could result in delays, increased costs, or other limitations or negative impacts on our ability to receive such clearance, approval, or certification, if at all, including narrowed indication or labeling than expected or desired. For additional information, see “—Risks Relating to Regulation and Legal Compliance—The regulatory clearance, approval, or certification processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming, and unpredictable. If we are ultimately unable to obtain any necessary or desirable regulatory approvals, clearances, or certifications, or if such approvals, clearances, or certifications are significantly delayed, our business will be substantially harmed.”
Further, we plan to improve our products to enhance performance, offerings, scalability, and/or cost of goods. However, we may not be successful in transitioning our products to a new or enhanced version or iteration. Product development involves a lengthy and complex process and we may be unable to commercialize, validate, or improve performance of any of our products on a timely basis, or at all. For example, to the extent an enhanced version of an existing product is developed, we may be required to conduct a non-inferiority study involving such enhanced version as compared to the relevant then-current version of the test using data (for example, clinical data and/or real world evidence data obtained through Galleri’s commercial use as an LDT), or could be required to undertake other regulatory requirements if the enhanced version is not considered similar enough to the then-

current version to conduct a non-inferiority study. With respect to Galleri, we intend to conduct one or more bridging studies to measure and evaluate concordance, performance and safety of the subsequent, updated version of Galleri (for which we are submitting our PMA) using previously collected clinical study data and other samples. Any such bridging study will need to be agreed upon with regulatory authorities and may be unsuccessful or insufficient to support approval. If unsuccessful or insufficient, we would be required to revert to the existing version of the test and forego, or be delayed in, implementing any perceived or potential updates, including enhancements. Reverting to the existing version of the test may cause delays in our PMA submission timeline. Additionally, planned improvements to our products may cause unintentional technical, logistical or other issues. For example, in late 2024, we began use of a new version of Galleri in commercial channels which incorporates significant automation and is intended to enable us to scale more efficiently with future demand. In connection with implementation of this new version of Galleri, we have experienced increased turnaround times and order cancellations. If we are unable to adequately prevent these issues from occurring, or to adequately identify and remedy these issues, we may experience reputational harm, lose customers, need to offer discounts, or suffer other negative consequences. Our failure to successfully develop new and/ or improved products (including new versions of existing products) on a timely basis could have a material adverse effect on our results of operations and business.
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
In addition, we cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all, or within the anticipated budget. The timely completion of clinical studies in accordance with their protocols and applicable requirements depends, among other things, on our ability to enroll a sufficient number of participants who remain in the study until its conclusion. Many of our clinical studies require enrolling a large number of asymptomatic participants (i.e., individuals without symptoms of cancer) who may not see value in enrollment. Additionally, we may encounter delays as a result of the administrative complexities in managing and recruiting for studies of this scope and size. If we are unable to recruit sufficient participants for our clinical studies, including our Real-world Evidence to Advance Multi-Cancer Early Detection Health Equity (“REACH” or “Galleri-Medicare”) study, or if we are unable to maintain sufficient participation of enrolled participants to maintain statistical power for our endpoints, our product development, commercialization activities, and our ability to seek regulatory clearance or approval for our products could be delayed, require modification, or be prevented.
For example, our PMA submission for Galleri requires clinical data, including certain data from our ongoing PATHFINDER 2 study, which we are conducting under an FDA-approved Investigational Device Exemption (“IDE”) application and our NHS-Galleri Trial. We may encounter difficulties enrolling or maintaining a sufficient number of participants in our current or future studies. Delays in our studies would cause us to delay completion of our PMA submission for Galleri, which would negatively impact our business, financial condition, results of operations, and growth prospects.
Further, the FDA may require that we conduct additional studies or expand the enrollment of completed or ongoing studies to support our PMA, which would add significant time delay to our PMA submission, which would negatively impact our business, financial condition, results of operations, and growth prospects,
The initiation and completion of clinical studies may be prevented, delayed, or halted for numerous reasons, including as a result of the following:
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
•delays or failure in reaching agreement on acceptable terms with contract research organizations (“CROs”), service providers, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
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
Any such delays could adversely affect the costs, timing, or successful completion of our clinical studies. Moreover, we depend on our collaborators and on medical and clinical institutions and CROs to conduct our clinical studies in compliance with applicable GCP and other regulatory requirements, and while we have agreements governing their committed activities, we have limited influence over their actual performance. To the extent we, our collaborators or the CROs fail to enroll participants for our clinical studies, fail to conduct the study according to applicable GCP or other regulatory requirements, or are delayed for a significant time in the execution of studies, including achieving full enrollment, we may be affected by increased costs, program delays, enforcement actions, or a determination that the data are unusable for regulatory or product development purposes. In addition, clinical studies that are conducted in countries outside the United States may subject us to further delays and expenses. In addition, our precision oncology offering is highly dependent on collaborations with select, leading biopharmaceutical companies. To the extent our collaborators experience any of delays, halts, unexpected data or other issues in the trials they collaborate on with us, we may be similarly delayed or halted in validating or generating revenue from our precision oncology offering, and we could experience reputational or other harms.
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
We began selling Galleri in the United States in mid-2021. Sales of Galleri accounted for a substantial majority of our revenue to date and we expect that such sales will continue to account for the substantial majority of our revenue for the foreseeable future. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption of Galleri as a widely used MCED test. Continued adoption and use of Galleri will depend on several factors discussed in these risk factors and in the section titled Management’s Discussion and Analysis, including, among others, our ability to successfully fulfill test orders, the prices we charge for our tests, the scope of coverage and amount of reimbursement available from third-party payors, including managed care organizations, private health insurers, and government healthcare programs, such as Medicare and Medicaid in the United States and similar programs in other countries, the availability of clinical and real-world data that supports the value and impact of our tests, and the extent to which our tests receive FDA authorization or a USPSTF grade A or B recommendation. We cannot assure you that Galleri will continue to maintain or gain market acceptance, and any failure to do so would harm our business and results of operations.
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
Medicare is the single largest U.S. payor and a particularly important payor for many cancer-related laboratory services given the demographics of the Medicare population. Traditional fee-for-service Medicare generally does not cover screening tests, which are considered preventive services, that are performed in the absence of signs or symptoms of illness or injury, unless there is a statutory provision that explicitly authorizes coverage of the test. The Medicare Improvements for Patients and Providers Act of 2008 authorizes the CMS to cover additional preventive services that are not expressly covered by the statute if the service is (a) reasonable and necessary for the prevention or early detection of an illness or disability, (b) recommended with a grade of A or B by the USPSTF, and (c) appropriate for Medicare beneficiaries under Part A or Part B. CMS establishes coverage through a national coverage determination (“NCD”) process, which generally requires, or is significantly more likely following, FDA approval. In its discretion, the USPSTF generally waits for FDA authorization before it considers undertaking reviews of novel technology. Galleri and certain other future products could be considered screening tests under Medicare and, accordingly, are and may not be eligible for traditional Medicare fee-for-service coverage and reimbursement unless we pursue substantial additional measures, including, but not limited to, securing FDA authorization of Galleri and other future products, followed by obtaining a grade A or B recommendation from the USPSTF, in an effort to enable CMS to issue an NCD. Historically, USPSTF has only provided grade A or B recommendations on the basis of evidence packages that include mortality data, which would require significant long-term follow up. Medicare coverage can also be changed by statute, and another possible pathway for Medicare reimbursement would be to amend the Medicare statute to cover MCED testing. This process would generally require new legislation to expressly authorize CMS to cover FDA-approved early cancer screening and detection tests. We are working with stakeholders to advance and shape the public reimbursement landscape, including through proposed legislation with bipartisan sponsorship, to reflect that additional scope of coverage. However, even if we are successful in obtaining an NCD on the basis of the new reimbursement landscape envisioned by this legislation, we intend to seek a USPSTF grade for Galleri. If we receive an NCD for Galleri or our other products and subsequently receive a USPSTF grade lower than A or B, it is possible that CMS would rescind the NCD. Further, the political climate is dynamic, and support for this legislation among legislators and stakeholders may change over time and such legislation may never be enacted, may be significantly delayed in being enacted, or may be enacted in a different form, including narrower or less favorable terms, any of which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects. For example, bipartisan supported legislation backed by stakeholders has been discussed for inclusion in multiple bills but has not yet been included in the final version of any bill put forward for a vote. Any of these efforts, individually and together, require significant investments and resources, and may ultimately be unsuccessful or may take several years, if at all, to achieve.
If the USPSTF does not recommend any of our products with a grade of A or B, CMS declines to initiate an NCD, CMS decides to rescind a prior NCD, or the decision regarding an NCD is negative, the impacted product would not be eligible for fee-for-service Medicare coverage in the absence of a new statutory provision providing for coverage. Even if the USPSTF were to recommend Galleri or other products we are developing, the USPSTF review process and the ensuing NCD process by CMS could take several years to complete, and coverage for our products would be delayed while review is ongoing. The Affordable Care Act (“ACA”) mandates that many private insurance plans cover, among other preventive health services, evidence-based items or services recommended by USPSTF with a grade of A or B, with certain prohibitions on cost-sharing requirements. Accordingly, if USPSTF does not recommend use of Galleri or other products we are developing or requires a substantial amount of time to review such products, our business and results of our operations would be harmed. Coverage and adequate reimbursement under Medicare are also uncertain as discussed further in “Business— Government Regulations—Coverage and Reimbursement” in this Annual Report on Form 10-K.
If eligible for reimbursement, laboratory tests including ours are generally classified for reimbursement purposes under CMS’s Healthcare Common Procedure Coding System (“HCPCS”) and the American Medical Association’s (“AMA”) Current Procedural Terminology (“CPT”) coding systems. We and payors must use those coding systems to bill and pay for our diagnostic tests, respectively. These HCPCS and CPT codes are associated with the particular product or service that is provided to the individual. Accordingly, without a HCPCS or CPT code applicable to our products, the submission of claims would be a significant challenge. Once CMS creates an HCPCS code or the AMA establishes a CPT code, CMS establishes payment rates and coverage rules under traditional Medicare, and private payors establish rates and coverage rules independently. Under Medicare, payment for laboratory tests is generally made under the Clinical Laboratory Fee Schedule (“CLFS”) with payment amounts assigned to specific HCPCS and CPT codes. In addition, effective January 1, 2018, a new Medicare payment methodology went into effect for clinical laboratory tests, under which laboratory-reported private payor rates are used to establish Medicare payment rates for tests reimbursed via the Medicare Clinical Laboratory Fee Schedule. The new methodology implements Section 216 of the Protecting Access to Medicare Act of 2014

(“PAMA”) and requires laboratories that meet certain requirements related to volume and type of Medicare revenues to report to CMS their private payor payment rates for each test they perform, the volume of tests paid at each rate, and the HCPCS code associated with the test. CMS uses the reported information to set the payment rate for each test at the weighted median private payor rate. Most affected tests are revalued every three years. A series of legislative amendments delayed the next PAMA reporting period to January 1, 2024 through March 31, 2024, which will cover the original data collection period of January 1, 2019 through June 30, 2019. New CLFS rates for clinical diagnostic laboratory tests (“CDLTs”) will be established based on that data beginning in 2025, subject to phase-in limits. As a result, Medicare payment rates determined by data reported in 2017 continued through December 31, 2024. In addition, under PAMA, as amended, the payment reduction cap will be 15% per test per year in each of the years 2024 through 2026. PAMA also authorized the adoption of new, temporary billing codes and unique test identifiers for FDA-cleared or approved tests, as well as advanced diagnostic laboratory tests (“ADLTs”). The AMA’s CPT Editorial Panel approved a proposal to create a new section of billing codes called Proprietary Laboratory Analyses (“PLA”) codes, to facilitate implementation of this section of PAMA. The full impact of the PAMA rate-setting methodology and its applicability to our products remains uncertain at this time.
Coverage and reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that a product is appropriate, medically necessary, and cost-effective. Each payor will make its own decision as to whether to establish a policy or enter into a contract to cover our products and the amount it will reimburse for such products. Any determination by a payor to cover and the amount for which it will reimburse our products would likely be made on an indication-by-indication basis. For example, we may face additional scrutiny in obtaining coverage and reimbursement from third-party payors given the additional costs of further diagnostic workup in the event the test is deployed at scale, including as a result of the false positive rate. As a result, obtaining approvals from third-party payors to cover our products and establishing adequate coding recognition and reimbursement levels is an unpredictable, challenging, time-consuming, and costly process and we may never be successful. If third-party payors do not provide adequate coverage and reimbursement for our products, our ability to succeed commercially will be limited.
Even if we establish relationships with payors to provide our products at negotiated rates, such agreements would not obligate any healthcare providers to order our products or guarantee that we would receive reimbursement for our products from these or any other payors at adequate levels. Thus, these payor relationships may not result in revenues for our products in line with our expectations, including for Galleri, any other current or future products or future versions of Galleri. We believe it may take several years to achieve coverage and adequate reimbursement with a majority of third-party payors, including with those payors offering negotiated rates. In addition, we cannot predict whether, under what circumstances, or at what payment levels payors will cover and reimburse our products. Although we do not expect Galleri to have Medicare or other broad third-party coverage or reimbursement in the near term, we will continue to market our product to health systems, large self-insured employers, life insurance providers, physician directed channels, health plans, and additional at-risk groups such as first responders, including firefighters. If we fail to establish and maintain coverage and reimbursement for our products, our ability to expand access to our products, generate increased revenue, and grow our test volume and customer base will be limited and our overall commercial success and growth prospects will be limited.
Our commercial products may fail to achieve the degree of market acceptance necessary for commercial success.
The commercial success of any of our marketed products, including Galleri and our precision oncology portfolio, or future products will depend on the degree of market acceptance by consumers, including self-insured employers, health systems, healthcare providers, life insurance companies, patients, and, over the longer-term, third-party payors. The degree of market acceptance of our products will depend on a number of factors, including:
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
•our ability to fulfill test orders in a timely manner; and
•the strength of our marketing and distribution support and patient-facing service providers.
The failure of our products, once introduced, to be listed in physician guidelines or of our studies to produce favorable and consistent results or to be published in peer-reviewed journals could limit the adoption of our products. In addition, healthcare providers and third-party payors, including the Centers for Medicare and Medicaid Services (“CMS”), may rely on physician guidelines issued by industry groups, medical societies, and other key organizations, such as the United States Preventive Services Task Force (“USPSTF”), an independent, volunteer panel of experts in the field of prevention, evidence-based medicine and primary care, before utilizing or reimbursing the cost of any diagnostic or screening test. Although we have completed our PATHFINDER study and have a number of a clinical studies underway designed to evaluate the clinical validity of Galleri, our product is not yet, and may never be, listed in any such guidelines, even if approved by the FDA.
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
Additionally, we believe that FDA approval for Galleri may provide clinical and regulatory credibility and validation in the view of providers, third-party payors, and others, and our failure to achieve FDA approval, at all or within our anticipated timelines or with an adequate approved label, could limit adoption of Galleri, even if we continue to publish data on its clinical validity and utility in peer-reviewed journals. Our PMA submission and a potential subsequent rejection or material delay, including a requirement by the FDA to conduct additional studies or expand the enrollment of completed or ongoing studies, may reflect negatively on Galleri and the ongoing and planned clinical studies used to support our PMA submission, which could lead healthcare providers, payors, and others to lose confidence in the utility or benefit of Galleri and our other products and future products.
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
Our ability to generate future revenue growth from product sales and achieve profitability depends on our ability to continue commercializing our products. We may not be able to generate sufficient revenues to offset our costs of developing and offering our products or achieve or maintain profitability on any products, and revenues from precision oncology may not be a significant source of our overall revenue in the future. Further, we cannot assure you that we will successfully be able to launch any future products as planned, if at all, and our failure to do so may prevent us from generating increased revenue. Even if we are able to launch future products in a timely manner, we may not be able to generate sufficient revenue to offset our costs and achieve profitability. Our ability to generate future revenue growth from product sales depends heavily on our success in:
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
We anticipate incurring significant costs to continue commercializing our products. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies, or notified bodies to delay the launch of any new products, narrow or change our intended use or product claims, and modify or expand our clinical studies or to perform additional clinical studies, either pre- or post-approval (or certification), in addition to those that we currently anticipate. Additionally, it may be difficult for us to offset the costs of the high-single-digit royalty that we will be required to pay under our agreement with Illumina in perpetuity. For more information, see “Business—Operations—Supply Chain and Agreement” in this Annual Report on Form 10-K.
Under the terms of our license agreements with the Chinese University of Hong Kong, we are also required to pay a low single-digit royalty on net sales of our products that use the technology we license from Chinese University of Hong Kong, subject to minimum annual guarantees. Our payment obligations with respect to each license from the Chinese University of Hong Kong for each product containing any licensed technology extends until the expiration or termination of such license, which shall be the later of a low double-digit number of years from our payment of the license issue fee or expiration of the last-to-expire licensed patent. Although certain provisions in our agreement with Illumina allow us to reduce our royalty to Illumina by up to a low single-digit percentage due to third party royalties actually paid, such as our royalty payment to Chinese University of Hong Kong, our obligation to pay this royalty on our net sales could reduce our gross margins and increase our expenses. See the section titled “Business—Intellectual Property—License Agreements with the Chinese University of Hong Kong” in this Annual Report on Form 10-K.
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
Although we reduced investment in the development of products beyond Galleri as part of the Restructuring Plan, including in a diagnostic aid product for cancer and our precision oncology portfolio, we are continuing research and development of our proprietary methylation platform and our large clinical and genomic datasets to develop enhanced versions of Galleri. In the future, we may determine to invest further in new product development. The commercialization of any new products, including enhanced versions of current products, will require the completion of certain clinical development activities, regulatory activities, and the expenditure of additional cash resources. We cannot assure you that we can successfully complete these activities for any such products. For example, to the extent an enhanced version of an existing product is developed, we intend to undertake one or more bridging studies to measure and evaluate concordance, performance and safety of the subsequent, enhanced version of our product versus the existing product, using previously collected clinical study data and other samples. Any such bridging study will need to be agreed upon with regulatory authorities and may be unsuccessful or insufficient to support approval of any such subsequent, enhanced version of our products.
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
As of December 31, 2024, we had $214.2 million in cash and cash equivalents and short-term marketable securities of $549.2 million. We believe that our existing cash and cash equivalents, and short-term marketable securities will be sufficient to fund our projected operations for at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents, and short-term marketable securities to be available to fund our operations is based on assumptions that may prove to be inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate.
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
Our success will depend on the market’s confidence that our products, including Galleri and, if successfully developed and launched, further enhanced versions of Galleri, and our precision oncology portfolio can provide reliable, high-quality results. We believe that participants, patients, customers, physicians, and regulators are likely to be sensitive to errors in the use of our products or failure of our products to perform as described, and there can be no guarantee that our products will meet expectations. Galleri is intended to be used to detect a cancer signal in individuals, but its results are not intended to be diagnostic. If a cancer signal is detected, the product is used to localize the origin of the cancer signal; a “cancer signal detected” test result must be followed up by appropriate diagnostic workup. Because the product cannot detect all cancer signals, and may not detect signals for all cancer types, a negative test does not rule out the presence of cancer. Additionally, an individual undergoing unnecessary diagnostic tests on the basis of a false positive result or an erroneous cancer signal origin result could expose us to reputational risks and potential liability. Similarly, an individual who receives a cancer diagnosis shortly following a “no cancer signal detected” test result may create negative publicity about our product, which would discourage adoption. Performance failures could establish a negative perception of our products among physicians, patients, customers, and regulators, jeopardize our ability to successfully commercialize our products, impair our ability to obtain marketing authorizations or secure favorable coverage and reimbursement, or otherwise result in reputational harm or enforcement action or inquiry by a regulatory body. These risks may be more pronounced for certain applications in our precision oncology portfolio, such as companion diagnostic development, as our products would be directly involved with the choice to use certain treatments in a particular case. In addition, we may be subject to legal claims arising from any errors in the use, manufacture, design, labeling, marketing, or performance of our products, including false positive or false negative results. If our products result in direct or indirect participant or patient harm or injury, we could be subject to significant reputational and liability risks, and our reputation, business, financial condition, results of operations, and growth prospects could be materially adversely affected.
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
We rely on Illumina as the sole supplier of the next-generation sequencers and associated Illumina-supplied reagents we use to perform our genomic tests and as the sole provider of servicing, including maintenance and repair services for these sequencers. Additionally, as a part of the Spin-Off, Illumina distributed 85.5% of its holdings of the Company to its shareholders but remained a significant shareholder through its retention of 14.5% of our outstanding shares immediately following the Spin-Off and we are party to a number of agreements with Illumina entered into in connection with the Spin-Off. Any disruption or interruption in Illumina’s operations, Illumina’s breach of our supply-related agreements or disputes arising between the parties would impact our supply chain and laboratory operations. We also rely on Madison as the sole supplier of our blood collection tubes and Twist as the sole supplier of our DNA panels. We rely on other vendors as sole suppliers, including for machinery, reagents, magnetic beads, tubes and other supplies used in our laboratory workflows although we believe we are less reliant on their offerings than the vendors named above. A disruption or interruption in supply from these vendors could delay our ability to continue laboratory operations, and develop and commercialize any other future products. Any such disruption or interruption in supply, quality, or servicing would adversely affect our commercial partnerships, our ability to continue supporting clinical studies and conduct new studies, our reputation, and could impact our timing for regulatory authorization and coverage and reimbursement.
Further, we are in the process of submitting a PMA for Galleri to the FDA. We may similarly seek FDA authorization for future products. For products or components supplied to us by Illumina, we have not negotiated the use of all of their products in any product we intend to submit for an FDA marketing authorization. We are cooperating with Madison to obtain FDA clearance or approval for their blood collection tubes for use with our products. In some cases, use of these third-party products in any FDA-cleared or approved product we may seek to commercialize will be conditioned on these suppliers having obtained FDA clearance or approval for their products for the uses of those third-party products as intended with ours. Before we pursue approval for our products that incorporate or use materials supplied to us by these suppliers, we will need to negotiate and execute agreements with these parties and in some cases may need to ensure these products have obtained the requisite clearances or approvals for the intended uses with our products. Any failures or delays in negotiating agreements with our suppliers on reasonable terms, or their inability to obtain any required clearances or approvals, may increase our costs or delay or prevent us from obtaining approval of, and thus successfully commercializing, our products. For example, any changes to the material used in our laboratory workflow may require us to supplement or revise the information contained in any PMA or other application, which could increase our costs and delay our efforts to obtain approval for Galleri, and could delay our implementation of the material into our workflow.
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
We currently conduct commercial testing work, for our products, including Galleri, in our laboratory located in Durham, North Carolina and additionally perform certain research and development in our laboratory in Menlo Park, California. We also have offices in Washington D.C. and the United Kingdom, which is important to our international operations. The facilities may be harmed, rendered inoperable by physical damage or otherwise become partially or completely unusable due to fire, floods, earthquakes, power loss, telecommunications failures, break-ins, accidents, pandemics, and similar events, which may render it difficult or impossible for us to provide our products for some period of time. Our laboratories and the equipment we use to perform our research and development or commercial work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming, and expensive to rebuild our facilities, particularly in light of the licensure, permits, and accreditation requirements for clinical laboratories like ours. For example, the development and commercial test processing activities for Galleri, and future potential commercial launch of future products, are dependent on the operation of our Durham, North Carolina laboratory, which received Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certification to perform high-complexity training, and College of American Pathologists (“CAP”) accreditation. In particular, as part of the Restructuring Plan, we have consolidated the processing of commercial Galleri tests in this facility and no longer process commercial Galleri tests in our Menlo Park Facility. As a result, any disruption at our North Carolina facility could materially adversely affect our ability to process tests and return results to patients, and our revenue, operations, business and prospects could be materially harmed. Although we carry insurance for damage to our properties and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
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
We depend on information technology and telecommunications systems, including those provided by third parties and their vendors, for significant elements of our operations, such as our laboratory information management systems, including test validation, specimen tracking, and quality control; personal information collection, storage, maintenance, and transmission; our report production systems; and our billing and reimbursement, research and development, scientific, and medical data analysis; and general administrative activities. In connection with becoming a public company, we expect to expand and strengthen a number of enterprise software systems that affect a broad range of business processes and functions, including, for example, systems handling human resources, financial controls and reporting, customer relationship management, regulatory compliance, security controls, and other infrastructure operations. These expansions may prove more difficult than we expect and could cause disruptions in our operations or additional expense. Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts, and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive events, and other cybersecurity incidents. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business, reputation, results of operation, financial condition, and growth prospects.
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
In Europe, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and, depending on the use case, includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breaches up to 7% of an undertaking’s worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive will have a material impact on the way AI is regulated in the EU. The EU AI Act and its future interpretation and application may affect our use of AI technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition. It is also possible that further laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies. For example, Colorado passed the Colorado Artificial Intelligence Act and Utah passed the Utah Artificial Intelligence Policy Act, both of which will have implications on the ways that businesses can use AI technologies.
We currently host all of our data on, and conduct a significant portion of our data analysis through, Amazon Web Services (“AWS”) cloud-based hosting facilities. In addition, certain functions of our laboratory operations and business functions use or leverage AWS. Any technical problems or outages that may arise in connection with AWS, including its data center hosting facilities, could result in operational disruption, loss of data or delayed or ineffective data processing. A variety of factors, including infrastructure changes, human or software errors, viruses, malware, cybersecurity incidents or attacks, fraud, spikes in customer usage, or denial of service issues could cause interruptions in our service. Such service interruptions may reduce or inhibit our ability to provide our products, process tests, operate our laboratory, delay our clinical studies, and damage our relationships with our customers. We could also be exposed to potential lawsuits, liability claims, reputational impact, or regulatory actions, for example if AWS experienced a data privacy or cybersecurity incident. If we were required to transfer to another service provider, including the transfer of data to an alternative hosting provider, the transfer and acclimation to the new provider could result in significant business delays and require additional resources.
If we are unable to scale our operations successfully to support demand for our products, our business could suffer.
As and to the extent test volumes grow, we may need to ramp up laboratory capacity, including increasing the processing of Galleri in our Durham, North Carolina facility by increased operations. While we have heavily invested in our scalability, including by expanding our Durham facility laboratory capacity, further buildout of our Durham facility may be needed, as well as further new infrastructure, data processing capabilities, customer service, billing and systems processes, and expanding our internal quality assurance program and information technology to support testing on a larger scale. We will also need additional equipment, and certified and licensed laboratory personnel to process higher volumes of tests. Our ability to hire personnel to scale would be more challenging if 24/7 operations are implemented and we will require night shift work. We may face difficulties increasing the scale of our operations, including implementing changes in infrastructure or programs or acquiring additional equipment or personnel, as well as any additional regulatory, licensing, permitting, or certificate obligations that need to be met at the local, state, or federal level. As we refine our products, develop additional products, and enhance existing products, we may need to bring new equipment on-line, comply with additional applicable laws and regulations, implement new systems, technology, controls and procedures, and hire personnel with different qualifications, licenses, or certifications.
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
There are market participants in the cancer detection space both in the United States and abroad, including Adela, Inc., DELFI Diagnostics, Inc., Exact Sciences Corporation, Exai Bio, Inc., Freenome Inc., Guardant Health, Inc., Harbinger Health and Natera, Inc. within the United States and AnchorDx, Anpac Bio-Medical Science Co., Ltd., Burning Rock Biotech Limited, Datar Cancer Genetics, Elypta AB, Gene Solutions JSC, Insighta, Singlera Genomics, Inc. and Seekin, Inc. outside of the United States, among others, that have stated that they are attempting to develop tests designed to detect certain types of cancer, including some that will use cell free DNA (“cfDNA”) analyses. The precision oncology market includes companies such as Roche/Foundation Medicine, Inc., Natera, Inc., Guardant, Inc., Tempus AI, Inc., Clearnote Health, NeoGenomics Laboratories, Personalis, Inc.,

Twist Bioscience Corp. and Adaptive Biotechnologies Corp., among others. These companies have or may have greater financial, technical, and other resources, such as larger research and development staff, well-established marketing and sales forces, existing integrated systems connected to health practices’ electronic health or medical records to facilitate product ordering and results delivery, or may operate in jurisdictions where lower standards of evidence are required to bring products to market. These companies may succeed in developing, acquiring, or licensing, on an exclusive basis or otherwise, tests or services that are more effective, have higher performance, or are less costly than our products. In addition, established medical technology, biotechnology, or pharmaceutical companies may invest to accelerate discovery and development of tests that could make our products less successful than we anticipate. For example, large and long-tenured healthcare, life sciences, or technology companies may initiate research and development of MCED and bring significant resources and disruption to the cancer detection space.
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
As of December 31, 2024, we had approximately 1,000 employees, substantially all of whom were full- time. Our headcount was reduced in 2024 following the implementation of the Restructuring Plan. As our development plans and strategies develop, and as we continue our operation as a public company, we may require a significant number of additional managerial, operational, financial, and other personnel. Moreover, despite our progress made in driving commercial implementation to date, we may not be able to market, sell, or distribute Galleri, or any future products that we may develop and commercialize, effectively enough to support our planned growth. Although we have focused our business on Galleri-related activities and our work with biopharmaceutical companies as part of the Restructuring Plan resulting in a lower number of employees as of December 31, 2024, we may nevertheless need to continue to grow our operations to achieve our goals.
Factors that may inhibit our efforts to commercialize any of our products include:
•our inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other support personnel;
•the inability of sales personnel to generate an adequate number of customers, including healthcare systems and healthcare providers, to use our products;
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
To induce valuable employees to join and remain at our company, we have generally granted incentive awards that vest over time-based continued service, in addition to salary and periodic cash incentives. Prior to the Spin-Off, these awards generally consisted of Cash-Based Equity Awards (defined below) and, since the Spin-Off, these awards have consisted of grants of restricted stock units covering GRAIL common stock (“RSUs”), in each case, vesting over set time periods based on continued service. In connection with the Spin-Off, the outstanding Cash-Based Equity Awards converted into RSUs (the “RSU Conversion”) in accordance with the Employee Matters Agreement, dated June 24, 2024, by and between us and Illumina (the “Employee Matters Agreement”). As a result of the applicable RSU conversion mechanic under the Employee Matters Agreement, the fair market value of each employee’s RSU award after the RSU Conversion was substantially lower than the face value of the Cash-Based Equity Awards prior to the RSU Conversion, particularly for award tranches vesting after 2024. In October 2024, we granted 2.4 million RSUs to our employees, including special retention grants made to certain members of our executive team. These RSU grants represented a smaller aggregate number of RSUs than we would ideally have issued for retention purposes in 2024, primarily due to available share constraints under our shareholder-approved incentive equity plan. As a result of the RSU Conversion mechanics and limitations our 2024 RSU grants, the perceived value to employees of these awards may be insufficient to retain certain key executives and other valuable employees, who may receive more lucrative offers from other companies. Although we have employment agreements with certain key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. If we are unable to attract and incentivize highly qualified personnel on acceptable terms in a timely manner, or at all, our business and results of operations may suffer.
Our business is subject to economic, political, regulatory, and other risks associated with international operations.
Our business is subject to risks associated with conducting business internationally. For example, some of our suppliers and parties with whom we have collaborative relationships are located outside the United States, including in the United Kingdom and Israel. We expect to continue to increase our international presence over time, which could increase these risks or introduce new risks. Accordingly, our future results could be harmed by a variety of factors, including:
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
•potential liability under the Foreign Corrupt Practices Act (“FCPA”) or comparable foreign laws; and
•business interruptions resulting from geopolitical actions, including war and terrorism, such as recent conflicts in the Middle East, pandemics, or natural disasters more common in certain regions, including earthquakes, typhoons, floods, and fires.
In addition, in recent years, U.S. administrations have publicly supported potential trade proposals that may affect U.S. trade relations with other countries. It is unclear at this point how, if at all, such actions or other potential actions, including under the new U.S. Presidential administration, may impact our business or operations, and the uncertainty surrounding these matters might create difficulties in our efforts to partner with certain healthcare providers, suppliers, and insurance carriers. As of the date of this Annual Report, discussions remain ongoing in respect of certain trade restrictions and tariffs on imports from Canada, China and Mexico, as well as retaliatory tariffs enacted in response to such actions. Should significant tariffs be implemented and sustained for an extended period of time, they could have a material adverse effect on the broader economy, which may be exacerbated by additional tariffs in the United States or retaliatory tariffs imposed by other governments. Moreover, future operational expansion into other geographies will subject us to additional political and regulatory regimes that will require us to invest further in compliance efforts and may result in additional risks, including, among others, exposure to various and potentially conflicting regulations, international sanctions and compliance rules, country-specific requirements for testing, approval, and processing of patient information and biological samples, as well as the risks associated with political and macroeconomic climates in any such geographies. For example, the potential commercialization of Galleri with the NHS, subject to the results of the NHS-Galleri Trial, may be delayed or otherwise impacted if there is a change in the government in the United Kingdom. These and other risks associated with our planned international operations may materially and adversely affect our business, costs and growth prospects.
We also face risks from our international operations for Galleri, our precision oncology portfolio and other products we may develop. Our clinical trials to date have been conducted in the United States and the United Kingdom, and use of our tests in populations outside of these regions could result in differences in performance. Any performance differences experienced in screening populations outside of the United States or United Kingdom could result in customer dissatisfaction, reputational harm, real world data or adverse events that would be reportable to the FDA or other regulators, regulatory actions by regulators in international jurisdictions and other risks, all of which could have a material and adverse impact on our business, regulatory pathway, results of operations and growth prospects.
Our ability to successfully and efficiently conduct any required in-country studies in other countries or regions in which we seek to expand may also be impacted, or may be impossible, due to the regulatory requirements of such countries. Some countries may require that we carry out testing of our products or future products through government partnerships, which may be difficult to navigate or which may limit our ability to deliver the results we intend. Moreover, the demographics in other countries or regions may differ vastly, such that study results may not appear as successful, due to, for example, a lower incidence of cancer in the local population. Such outcomes may adversely impact demand for our products in other countries. Finally, our ability to expand internationally may be limited by the availability of international laboratory space or requirements that will permit us to store, collect, and analyze biological samples required for current or future products, including space that could be made available through potential partners in such countries or regions. These and other unknown risks which make it difficult for us to assess the potential success of our international expansion and the costs associated therewith. For additional information, see “—Risks Relating to Regulation and Legal Compliance.”.
Our information technology systems, or those used by our third-party collaborators or other contractors or consultants, may fail or suffer cybersecurity incidents or cyberattacks.
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
Despite the implementation of security and back-up measures, our information technology systems as well as those of our third-party collaborators, consultants, contractors, suppliers, and service providers, may be vulnerable to attack, damage, or interruption from physical or electronic break-ins, computer viruses, malware, malicious code, ransomware, denial or degradation of service, hacking, phishing attacks, and other cyber-attacks, natural disasters, terrorism, war, telecommunication and electrical failures, instructions and attacks from sophisticated nation-state and nation-state-supported actors (including advanced persistent threat intrusions), or other disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive, and/ or proprietary data, including personal information, protected health information, and other sensitive information, and could subject us to significant liabilities and regulatory and enforcement actions, and reputational damage. The risk of a cybersecurity incident or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. If we or our third-party vendors were to experience a significant cybersecurity incident affecting our or their information technology systems or data, the costs associated with the investigation, remediation, and potential notification of the incident to counterparties and data subjects could be material, in addition to any money required to resolve a ransomware attack. For example, laws in the European Economic Area (“EEA”), the United Kingdom, and all 50 U.S. states may require businesses to notify regulators within specific timeframes that an incident affecting personal information has occurred and/or to provide notice to individuals whose personal information has been impacted as a result of such incident. As part of our growth strategy, we have expanded into multiple jurisdictions outside of the United States, including the United Kingdom and Israel, and intend to continue expansions in 2025 and beyond. This growth will subject us to additional regulatory regimes and increase the amount of cybersecurity requirements for compliance in multiple geographies. Complying with such numerous and complex regulations in the event of a cybersecurity breach would be expensive and difficult, and failure to comply could subject us to regulatory scrutiny and additional liability. In addition, our remediation efforts may not be successful. Data protection laws and regulations often require appropriate, reasonable or adequate technical and organizational security measures, and the interpretation and application of those laws and regulations are often uncertain and evolving. There can be no assurance that our security measures will be deemed adequate, appropriate or reasonable by a regulator or court. Moreover, even security measures that are deemed appropriate, reasonable, or otherwise in accordance with applicable legal requirements may not be able to protect the information we maintain.
In connection with the Restructuring Plan, we have made reductions to the number of employees and amount of resources dedicated to these matters, and to our information technology efforts more broadly, and there may be further reductions to resources in the future. In addition to the number of employees allocated to these matters, if we fail to identify and retain qualified key personnel in these areas or fail to appropriately allocate responsibilities across remaining personnel, the quality of our cybersecurity efforts may be compromised. Even if we do allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could nevertheless suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss, or the loss of or damage to intellectual property or other confidential or proprietary information.
As a part of our cybersecurity program, we conduct a number of internal evaluations and independent third-party audits and reviews. For example, as part of our overall public company preparedness efforts in connection with the Spin-Off in 2024, we underwent third-party reviews of our cybersecurity program against the NIST CSF 2.0 and NIST Privacy Framework, along with our ordinary course annual reviews under ISO 27001, SOC2 Type 2, PCI DSS, and other standards, in order to identify capabilities, gaps, and recommendations for improvement, and to compare our cybersecurity program to applicable requirements. These assessments generate numerous findings and opportunities that we intend to utilize in order to improve and mature our cybersecurity practices and promote continuous improvement in our cybersecurity and privacy programs. However, these improvements and maturation efforts may take a number of months or years to fully realize. Should these improvement and maturation efforts fail to improve or maintain our level of effectiveness in a timely manner or at all, or correct any observed gaps, we may be at risk of regulatory findings, cybersecurity attacks or data breaches, which would amplify the risks otherwise described.
We, along with companies with whom we engage in data sharing, including our service providers, are from time to time subject to cyberattacks and other cybersecurity incidents. While we do not believe that we have experienced any significant system failure, or cybersecurity incident to date, we may nonetheless be a target of such an attack, and if such an event were to occur and cause interruptions in our operations, or any of our third-party collaborators’ operations, it could result in a material disruption of our development programs, reputation, and business operations whether due to a loss, corruption, or unauthorized disclosure of our trade secrets, personal information, financial information, health information, or other proprietary or sensitive information, or other similar disruptions. For example, the loss of clinical study data from completed or ongoing clinical studies could result in delays in any regulatory clearance, approval, or certification efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize our products. If we or our third-party collaborators, consultants, contractors, suppliers, or service providers were to suffer a cybersecurity incident or attack, for example, that resulted in the unauthorized access to or use or disclosure of personal or health information, we may have to notify physicians, patients, partners, collaborators, government authorities, and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions, and litigation, any of which could harm our business and reputation. Likewise, we rely on our third-party research institution collaborators and other third parties to conduct clinical studies, and similar events relating to their computer systems could also have a material adverse effect on our business. It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical, and technical safeguards, further training of employees, changing third-party vendor control practices, and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services. To the extent that any disruption or cybersecurity incident were to result in a loss of, or damage to, our data or systems, or inappropriate or unauthorized access to or disclosure or use of confidential, proprietary, or other sensitive, personal, or health information, we could incur liability, we could be exposed to the risk of litigation, our market position could be harmed, we could suffer reputational harm, and the development and commercialization of our products could be delayed. Furthermore, federal, state, and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines, and significant legal liability, if our information technology security efforts fail or if there are material findings regarding data security or data integrity deficiencies by us or our critical partners, vendors, or suppliers. While we may be entitled to damages if our third-party partners, vendors, or suppliers fail to satisfy their security-related obligations, any award may be insufficient to cover our damages, or we may be unable to recover such award.
Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication, and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. In particular, developments in artificial intelligence tools and computing power, are likely to increase the frequency and effectiveness of attacks. We may also experience cybersecurity incidents that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate cybersecurity incidents due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
While we maintain cybersecurity insurance, our insurance policies may not be adequate to compensate us for the potential losses arising from such disruptions, failure, or cybersecurity incident. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly, divert management attention, and harm our reputation.
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
We expect our results of operations to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:
•our ability to successfully develop, market, and sell our products, including Galleri, our precision oncology portfolio and any of our future products if and when launched;
•changes in strategic focus or priorities;
•the prices at which we are able to sell our products;
•the impact of market developments or our response thereto;
•disruptions in our business due to manufacturing, supply, cybersecurity breaches, outages, or other issues;
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
If our quarterly results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our results of operations, which could be caused by any number of factors including seasonality of prescribing our products, may, in turn, cause the price of our stock to fluctuate substantially. We may experience this seasonality in particular in the third quarter due to primary care physician and patient summer vacation periods. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.
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
We have and may continue to become subject to securities class action lawsuits, investigations initiated by regulators and law firms, and derivative or other similar litigation that can be expensive, divert management attention and human and financial capital to less productive uses and result in potential reputational damage. These lawsuits, claims and investigations may be related to regulatory or other matters, privacy, intellectual property, and/or employment matters, or any other aspect of our business.
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

In addition, our acquisition by Illumina and subsequent litigation resulted in the filing of three securities class actions in the United States District Court for the Southern District of California: Kangas v. Illumina, Inc. et al., Roy v. Illumina, Inc. et al., and Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al. (collectively, the “Actions”). The complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts relating to Illumina’s acquisition of GRAIL. The complaints seek unspecified damages, interest, fees, and costs. On January 9, 2024, four movants filed motions to consolidate the Actions and to appoint a lead plaintiff (“Lead Plaintiff Motions”). On April 11, 2024, the Court issued an order consolidating the Actions into a single action (captioned in re Illumina, Inc. Securities Litigation No. 23-cv-2082-LL-MMP), and appointed Universal-Investment-Gesellschaft mbH, UI BVK Kapitalverwaltungsgesellschaft mbH, and ACATIS Investment Kapitalverwaltungsgesellschaft mbH as lead plaintiffs. (the "Lead Plaintiffs). On June 21, 2024, the Lead Plaintiffs filed their consolidated amended complaint. The amended complaint alleges that GRAIL, in addition to Illumina, and certain of their respective current and former directors and others violated sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 in connection with Illumina's acquisition of GRAIL. On September 13, 2024 the plaintiffs further amended the complaint. On November 12, 2024, the Company and other defendants filed a motion to dismiss the second amended consolidated complaint. On December 20, 2024, the Lead Plaintiffs filed their opposition to the motion to dismiss. The defendants’ final reply brief was filed on February 3, 2025. No hearing date has been set. We deny the allegations in the complaints and intend to vigorously defend the litigation. See Note 10 — Legal And Regulatory Proceedings for additional details. In the event that any of the matters described above result in one or more adverse judgments or settlements, we may experience an adverse impact on our financial condition, results of operations or stock price.
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
Risks Relating to Regulation and Legal Compliance
We have launched Galleri as a laboratory developed test (“LDT”) in the United States. The FDA recently finalized a regulation pursuant to which it plans to subject LDTs to medical device requirements through a phase-out of its historical policy of enforcement discretion over LDTs over a period of four years. The phase-in of medical device requirements to LDTs, including the potential requirement for FDA marketing authorization, if it imposes new, different or earlier significant obligations, will be costly and time-consuming, and if we fail to comply with such requirements, or if we cannot ultimately obtain marketing authorization for our LDTs where required, our business will be substantially harmed.
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

The FDA has for a number of years stated its intention to modify its enforcement discretion policy with respect to LDTs and impose applicable medical device requirements to LDTs more broadly. The FDA proposed an amendment to its regulations in October 2023 to clarify the FDA’s historical view that LDTs are medical devices subject to the requirements applicable to other IVDs, and to phase out its enforcement discretion policy over a period of four years from issuance of the final rule, which would involve a phase-in of medical device requirements to these products over this time period. The FDA finalized this rule on May 6, 2024, which would subject our products currently marketed as LDTs and any future products that we may market as LDTs in the future to the FDA’s standard regulatory requirements applicable to medical devices in accordance with this phase-in period, potentially, including the potential requirement for FDA marketing authorization (the “LDT Final Rule”).
In connection with the LDT Final Rule, the FDA established certain new, targeted enforcement discretion policies, including, among others, for LDTs marketed as of the date of publication of the final rule (May 6, 2024), as well as for LDTs that have received approval from New York State’s Clinical Laboratory Evaluation Program (“NY CLEP”). Specifically, the FDA intends to exercise enforcement discretion and not enforce certain medical device requirements (including the requirements for marketing authorization and compliance with certain elements of the Quality System Regulation (“QSR”)) with respect to LDTs that were marketed as of the date of the LDT Final Rule’s publication, although such products must still comply with certain other FDA requirements, including registration and listing, portions of the QSR, medical device reporting, labeling, and corrections and removals reporting. However, where these tests are modified in certain ways from the version of the test marketed as of the LDT Final Rule’s publication date, this enforcement discretion policy will no longer apply and the FDA intends to enforce all applicable FDA requirements (including premarket review and marketing authorization requirements) consistent with the phase-in policy. In addition, for LDTs that receive approval from NY CLEP, the FDA intends not to enforce marketing authorization requirements when these requirements are phased in more generally at either three and a half or four years following the date of publication of the LDT Final Rule. However, these tests will still be subject to the remaining medical device requirements, including registration and listing, medical device reporting, and quality system requirements, at the time that such requirements are phased in more generally.
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
Moreover, the FDA may assert that we are improperly marketing our LDTs and may take enforcement action against us and/or require premarket review and marketing authorizations, even before the deadline for phasing in medical device requirements to LDTs. The FDA may request that we provide additional analyses and information beyond that which we intend to produce based on the designs of our current and planned clinical studies, or that we modify or narrow our intended use or product claims. It is possible that the FDA, among other things, may disagree with our interpretation of data we have relied on to support our LDT launches for our intended uses. If we are required to provide additional analyses or additional data or perform additional clinical studies beyond those we currently contemplate to support the intended uses of our products or future products, our planned commercial launches may be delayed and we may be required to cease commercialization of any products we currently market as LDTs. A delay in the launch of our products or new versions of existing products, or significantly narrowing their intended uses, could negatively impact our financial condition and results of operations.
In addition, Congress has, for over the past decade, considered a number of proposals, which if enacted, would subject LDTs to additional regulatory requirements. For example, in recent years, Congress has worked on legislation to create a novel regulatory framework governing a new category of FDA-regulated products, referred to as in vitro clinical tests (“IVCTs”), which would govern LDTs and would be separate and distinct from the existing medical device regulatory framework. For example, most recently, in March 2023, the Verifying Accurate Leading-edge IVCT Development Act of 2023 (the “VALID Act”) was introduced. The bill would have established a risk-based approach to imposing requirements related to premarket review, quality systems, and labeling requirements on all IVCTs, including LDTs, but would grandfather certain LDTs marketed before the effective date of the bill and exempt them from certain requirements. It is unclear whether the VALID Act or any other or similar legislative proposals (including any proposals that would, in contrast, reduce FDA oversight of LDTs) will be passed by Congress or signed into law by the President. Depending on the approach adopted under any potential legislation or regulation, certain LDTs (likely those of higher risk) may be required to undergo some form of premarket review, potentially with a transition period for compliance and a grandfathering provision. Any such legislation could substantially alter our commercial offering and marketing of LDTs and negatively impact our financial condition and results of operations. Furthermore, there is increased uncertainty regarding the FDA’s implementation of the FDA’s LDT final rule under the new U.S. Presidential administration. In particular, the LDT Final Rule has been the subject of significant recent litigation, and it remains possible that under the new U.S. Presidential administration, FDA may abandon or delay the implementation of the LDT Final Rule, or that the administration may not defend the LDT Final Rule against current or future litigation challenges. If the LDT Final Rule is successfully challenged, abandoned or delayed, the regulatory environment around LDTs could be significantly relaxed, which could increase competition and reduce the effectiveness of our regulatory and reimbursement strategy.
Nevertheless, as the FDA begins to phase out its policy of enforcement discretion for LDTs as recently described in the LDT Final Rule, or if it asserts that our LDTs are not eligible for application of its new, targeted enforcement discretion policies, or if Congress enacts legislation such as the VALID Act to subject LDTs to affirmative FDA oversight as IVCTs, we may be required to obtain marketing authorization for our LDT products from the FDA prior to initially launching our future products or may be required to cease marketing any commercially marketed products that are marketed as LDTs until such marketing authorization is obtained or the applications are submitted. There can be no assurance that we will be able to obtain such marketing authorization or that any labeling claims will be consistent with the claims we have made or intend to make for such products when launched as LDTs, or that such claims will be adequate to support continued adoption of and reimbursement for our products. Even if our products are allowed to remain on the market prior to any required marketing authorization, demand or reimbursement for our products may decline if there is uncertainty about our products, if we are required by the FDA to label our products as investigational, or if the FDA limits the labeling claims we are permitted to make for our products. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our products, or from other future products now in development, which could reduce our revenues or increase our costs and adversely affect our business, results of operations, financial condition, or growth prospects.
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
Before a new medical device can be marketed in the United States, a company must first submit an application for and receive 510(k) clearance pursuant to a premarket notification submitted under Section 510(k) of the FDCA, approval of a PMA application, or grant of a de novo classification request from the FDA, unless an exemption applies. In the process of obtaining PMA approval, which we are pursuing for Galleri, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, analytical validation, preclinical, clinical trial, manufacturing, and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.
The PMA approval process can be expensive, lengthy and uncertain. The process of obtaining a PMA is costly and uncertain and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA, including if an Advisory Committee is needed to evaluate a novel technology, which could occur for the review of a PMA for Galleri. In addition, a PMA generally requires the performance of one or more clinical trials. Despite the time, effort and cost, a device may not obtain marketing authorization by the FDA. Any delay or failure to obtain necessary regulatory marketing authorizations could harm our business. Furthermore, even if we are granted such marketing authorizations, they may include significant limitations on the indicated uses for the test, which may limit the potential commercial market for the test.
In the United States, any modification to a product for which we receive marketing authorization may require us to submit a PMA and obtain FDA approval prior to implementing the change. For example, certain modifications to a PMA-approved device may require approval of a new PMA or a PMA supplement, or alternatively a notification or other submission to the FDA. If we obtain PMA approvals from the FDA, we may make modifications or add additional features in the future that we believe do not require approval of a PMA application or supplement or other regulatory submission. If the FDA disagrees with our determination and requires us to seek new marketing authorizations for the modifications for which we have concluded that new marketing authorizations are unnecessary, we may be required to cease marketing and/or to recall the modified product until we obtain such marketing authorization, and we may be subject to significant regulatory fines or penalties. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our business.
In addition, we are or may become subject to new laws, regulations, and industry standards concerning medical devices proposed and enacted in various foreign jurisdictions. The EU regulatory landscape concerning IVDs evolved and continues to undergo legislative change. On May 26, 2022, the EU In Vitro Diagnostic Medical Devices Regulation (“EU IVDR”) entered into force, which repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive (“EU IVDD”). Subject to the transitional provisions (i.e., a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the EU IVDR) and in order to sell our products in the EU member states, our products must comply with the general safety and performance requirements of the EU IVDR. Compliance with these requirements is a prerequisite to be able to affix the European Conformity (“CE”) mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU IVDR including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and - where applicable - other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, manufacturers must undergo a conformity assessment procedure, which varies according to the type of in vitro diagnostic medical device and its (risk) classification. A conformity assessment procedure generally requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.
If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU, and any delays in coming into compliance with these laws and regulations could prevent or delay our ability to launch Galleri in Europe. The aforementioned EU rules are generally applicable in the EEA (which consists of the 27 EU member states plus Iceland, Norway and

Liechtenstein, and also generally applicable in Türkiye). Non-compliance with the above requirements would also prevent us from selling our products in these three countries.
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
Furthermore, on December 16, 2024, the UK government published an amendment to the UK MDR to clarify and strengthen the post-market surveillance requirements for medical devices (including IVDs) in Great Britain. This amendment will come into force on June 16, 2025. In addition, the MHRA launched a consultation from November 14, 2024 to January 5, 2025 on proposed changes to the pre-market requirements for medical devices in Great Britain. The MHRA has stated that it will incorporate feedback to this consultation into new UK legislation on pre-market requirements for medical devices in Great Britain. The new legislation is expected to come into force in 2026. Under the UK MDR, in order to be lawfully placed on the Great Britain market, Class A (non-sterile) IVDs need to be United Kingdom Conformity Assessment (“UKCA”) certified by a UK approved body. However, certain IVDs in compliance with either the EU IVDD or IVDR can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2030. IVDs also need to bear a physical UKCA mark in order to be lawfully placed on the Great Britain market. We have UKCA self-certified our Galleri test and it bears a UKCA mark. However, one of the key areas in the consultation was to obtain feedback on whether to remove the requirement for a medical device and its labelling (i.e. packaging and instructions for use) in Great Britain to bear a physical UKCA mark. Instead of requiring a medical device and its labelling to bear a UKCA mark, manufacturers would be required to assign a unique design identification (“UDI”) to medical devices before they are placed on the Great Britain market. If this change is implemented, we may no longer be required to affix the physical UKCA mark to our devices, but we may need to assign and affix a UDI. Understanding and ensuring compliance with any new requirements is likely to lead to further complexity and increased costs to our business.
It is currently unclear to what extent the UK government will seek to align new UK legislation on pre-market requirements for medical devices in Great Britain with the EU. The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain, however the full extent of the new UK legislation on pre-market requirements for medical devices in Great Britain remains uncertain and may cause additional cost to our business.
The FDA, other regulators or notified bodies can delay, limit, or deny clearance, approval, or certification of a product for many reasons, including but not limited to the following:
•disagreement with the design, implementation, or results of, or interpretation of the data from, our clinical studies;
•determination that our product has not been shown to be safe and effective or substantially equivalent to a predicate device, or has other characteristics that preclude us from obtaining marketing authorization or certification, or prevent or limit its commercial use (for example, a narrowed indication for use claim);
•the population studied in the clinical program may not be sufficiently broad, generalizable, or representative of the intended target population of our product to assure effectiveness and safety in the population for which we seek approval, clearance, or certification;
•disagreement with our interpretation of data from clinical studies or may fail to accept data from clinical studies (or clinical sites), including if we fail to establish the integrity of our data;
•determination that our clinical studies otherwise fail to comply with applicable regulations, including good clinical practice requirements;
•serious or unexpected adverse effects or other performance issues are identified with our existing or future products;

•determination that our manufacturing or quality system fails to comply with applicable regulations or otherwise fails to meet the standards necessary to support approval or certification; and
•the approval (or certification) policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval or certification.
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
Our multi-cancer detection tests represent a new approach to cancer screening, and obtaining FDA approval for Galleri presents a number of novel issues. The FDA has never granted marketing authorization for a multi-cancer detection test. Additionally, in March 2020, the FDA held a public workshop to discuss the clinical, scientific, and regulatory challenges associated with circulating tumor DNA cancer screening tests, and we expect the FDA to continue to gather input from a variety of industry, academic, and clinical stakeholders to inform its thinking on how to assess these types of tests, including potentially convening an Advisory Committee meeting during review of a PMA for Galleri (or another company’s PMA for a multi-cancer early detection test, should it precede ours). In fact, on November 29, 2023, the FDA held a meeting of the Molecular and Clinical Genetics Panel of the Medical Devices Advisory Committee to discuss and make recommendations on the design of multi-cancer detection in vitro diagnostic devices (tests) as well as potential study designs and study outcomes of interest that could inform the assessment of the probable benefits and risks of multi-cancer detection screening tests. The FDA stated that the committee’s discussion and recommendations from this meeting will help inform future FDA regulatory efforts for these novel tests. As such, the FDA requirements that will govern multi-cancer detection tests, as well as the breadth and nature of data we must provide the FDA, to support the proposed intended use, may be subject to change, and as such we cannot provide assurances what information we will need to submit to obtain approval of a PMA from the FDA for a proposed intended use. Similarly, other companies seeking to develop a multi-cancer early detection test would need to satisfy these requirements in order to obtain approval of a PMA from the FDA, and to the extent the requirements that the FDA adopts are less stringent than we expect, it may be easier for potential competitors to enter this market.
We continue to interact with the FDA regarding the data we must provide the FDA to support our PMA submission for a multi-cancer detection test based on a proposed intended use. As part of our ongoing interactions, the FDA has provided feedback regarding how it plans to assess the safety and effectiveness of Galleri based on potential intended use statements. In addition, we have made pre-submissions to the FDA detailing the clinical and analytical studies intended to support our PMA submission for Galleri, including related to limit of detection, reproducibility, repeatability and other analytical validation studies. Subsequent to these pre-submissions, we met with the FDA and the FDA provided written and verbal feedback, documented in minutes, evaluating the use and size of certain of our proposed studies in our PMA submission and requesting or suggesting changes to certain of our proposed studies. While we plan to continue interactions with the FDA, including regarding the FDA’s feedback, requests and suggestions to date, the FDA may raise additional questions or request additional information in connection with the submission of a marketing application.
Given the novel nature and complexity of our multi-cancer detection tests, and the fact that the FDA has never granted marketing authorization for a multi-cancer detection test, we cannot be certain whether we will receive FDA approval for Galleri and we cannot provide assurances that the studies we have conducted, are currently conducting, or plan to conduct, will be sufficient to provide the data that the FDA requires to support a proposed intended use. For example, we plan on providing evidence from our PATHFINDER 2 study and NHS-Galleri Trial to support a PMA as our pivotal study data, as well as supplemental data from other clinical studies, and certain clinical data in the post-approval setting. We may be required to conduct additional studies or expand the enrollment of completed or ongoing studies to support our PMA, as study design and enrollment continue to be discussed with the FDA. The FDA may require us to perform new analyses of our clinical data. These and other efforts that we may be required to undertake could delay the submission of our PMA or delay or prevent approval, lead to a more limited intended use statement or approved labeling, and/or lead to significant post-approval limitations or restrictions, if approval is obtained at all. If the FDA determines that the data we plan to submit in our PMA are insufficient to support approval of our proposed intended use, our PMA submission could be delayed and we need to generate more data from additional participants, in which case we may not receive approval or may receive an inadequate approved label, and may need to resubmit a PMA following completion of additional new or expanded clinical studies.
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
Certain states have also adopted comparable privacy and security laws and regulations which govern the privacy, processing and protection of health-related and other personal information, such as the California Confidentiality of Medical Information Act; these laws are not preempted by HIPAA to the extent that they are more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act as amended by the California Privacy Rights Act (“CPRA” and, collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Although there are limited exemptions for certain health-related data, including clinical trial data and PHI subject to HIPAA, the CCPA may increase our compliance costs and potential liability. Other states have passed or are considering similar privacy laws and the federal government may seek to enact a similar federal privacy law, reflecting a trend toward more stringent privacy legislation in the United States.
We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. For example, Washington State has enacted a broadly applicable law to protect the privacy of personal health information known as the “My Health My Data Act,” which generally requires affirmative consent for the collection, use, or sharing of any “consumer health data.” Consumer health data is defined to include personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health status; consumer health data also includes information that is derived or extrapolated from non-health information, such as algorithms and machine learning. Other states, including Connecticut and Nevada, have also passed consumer health data laws, and given the increased focus on the use of health data by entities that are not subject to HIPAA, additional states are expected to pass consumer health privacy laws. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. We could be adversely affected if HIPAA, the CCPA and other state or federal legislation or regulations applicable to GRAIL require changes in our business practices, our use, receipt, or transfer of health information, or our privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.
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
In the conduct of clinical research, we seek to utilize biological samples and data from participants in accordance with applicable law, IRB stipulations, and participant permissions (through consent forms and HIPAA authorizations) or IRB approved waivers thereof. If we are unable or significantly restricted in using participant samples and data for secondary research purposes, our ability to develop additional products and/or improve or refine existing products will be limited, which may impact our business and prospects.
In addition, we are or may in the future be subject to a range of laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various foreign jurisdictions. In Europe, we are subject to the UK GDPR and EU GDPR. The GDPR imposes a comprehensive data privacy compliance regime including: maintaining a record of data processing; providing detailed disclosures about how personal information is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that appropriate legal bases are in place to justify data processing activities; complying with rights for data subjects in regard to their personal information (including data access, erasure (the right to be “forgotten”) and portability); ensuring appropriate safeguards are in place where personal information is transferred out of the EEA and the UK; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The applicability of the specific requirements depends on whether an organization acts as controller or processor.
Some of the personal information we process, for example in respect of clinical trial participants, is special category data under the GDPR, and subject to additional compliance obligations and to local law derogations. We may be subject to diverging requirements under national UK laws and EU member state laws, such as the legal basis we can rely on when processing health data of clinical trial participants as controller or the roles, responsibilities and liabilities as between CROs. As these laws develop, we may need to make operational changes to adapt to these diverging rules, which could increase our costs and adversely affect our business. Further, the regulatory landscape of data and digital laws in the UK and EU is under constant development, and in the future we may be required to adapt our processes, or change the way we engage with health data.
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
CLIA is a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease, or impairment of, or the assessment of the health of, human beings. CLIA regulations require, among other things, clinical laboratories to obtain a certificate and mandate specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, test management, and quality assurance. CLIA certification is also required for us to be eligible to bill state and federal healthcare programs, if such reimbursement is otherwise available, as well as many third-party payors, for our products. To renew these certifications, we are and will be subject to routine surveys and inspections. Moreover, CLIA inspectors may make random or “for cause” inspections of our clinical laboratory.
We hold a CLIA certificate from CMS for our laboratory in Durham, North Carolina to conduct high complexity testing, subject to inspection to determine compliance with the CLIA regulations. We also hold a CAP accreditation for our Durham facility. While we have completed validation studies for the version of Galleri currently marketed as an LDT, we are continuing our validation efforts for the version of Galleri that we intend to submit for PMA approval. We may not successfully complete such validation. Certain product additions to our test menu require notification to the regulatory and accrediting bodies that regulate our laboratory (e.g., CMS, the California Department of Public Health Laboratory Field Services (“CALFS”) and CAP) that we are adding a new specialty to our assay offerings. At their discretion, any regulatory or accrediting body may come on-site to inspect our laboratory at any time. Any failure to pass inspections, maintain our CLIA certificate, CAP accreditation, or state licenses, or add new validated products to our laboratory assay offerings could significantly harm our business, results of operations, and prospects.

In addition to obtaining federal certification for a laboratory under CLIA, we are also required to obtain and maintain state licenses to conduct testing in our laboratory. We have obtained a Clinical Laboratory Certificate of Deemed Status from the State of California Department of Public Health for our Durham, North Carolina facility. The California licensure law establishes standards for the day-to-day operation of a clinical laboratory, including the training and skills required of personnel and quality control. In addition, California law mandates proficiency testing, which involves testing of specimens that have been specifically prepared for the laboratory. Further, if we test specimens originating from other states and return patient-specific results, our clinical laboratory must satisfy such states’ licensure laws as well to the extent that such laws regulate out-of-state laboratories that test specimens originating in such states. For example, to be able to receive specimens originating from New York, we must maintain a New York State Department of Health clinical laboratory permit and obtain approval of Galleri, which we achieved. Research testing, however, does not require licensure if patient-specific results are not generated and/or returned for diagnostic purposes. We have obtained New York State Department of Health clinical laboratory permits for our Durham facility for our initial commercial version of Galleri and conditional approval for our new version of Galleri, which authorize us to accept and generate for diagnosis or treatment purposes patient-specific results on specimens originating from New York at the applicable facility, as well as having obtained New York State Department of Health approval (or, with respect to the new version of Galleri, conditional approval) to offer Galleri to residents of the State of New York. Applicable New York laws and regulations establish standards for day-to-day operation of a clinical laboratory, including training and skill levels required of laboratory personnel, physical requirements of a facility, equipment, and validation and quality control. There can be no assurance that we will be able to maintain New York clinical laboratory permits or approval of Galleri, or maintain licenses or permits from any other states where we are required to be licensed or hold a permit. Failure to maintain such licenses or permits could expose us to fines and other penalties, or limit our potential testing population.
In connection with CLIA certification and state laboratory licensing and permitting, we remain subject to a number of risks in the event of noncompliance. Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing licensure or permitting, or our failure to renew or maintain a CLIA certificate, a state license or permit, or accreditation (including CAP), could have a material adverse effect on our business and reputation as certain actions are public. CMS also has the authority to impose a wide range of sanctions, including suspension, limitation, or revocation of the CLIA certification, termination of Medicare and Medicaid participation, civil money penalties, and a bar on the ownership or operation of a CLIA-certified laboratory by any owners or operators of the deficient laboratory. If we fail to obtain any required state licensure, or lose CLIA certification, CAP accreditation, or licensure, we would not be able to operate our clinical laboratory and offer our products in full or in particular states, which would adversely impact our business and results of operations. Even if we were able to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenue in doing so.
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
In particular, in the United Kingdom, we are working with NHS England to complete our NHS-Galleri Trial. It is possible that the early preliminary, interim or final data may not be as we expect, may be inconsistent with prior NHS-Galleri data, or with other studies we have conducted, or may be unsuitable to the NHS, any of which could have a significant adverse impact on the success of our commercial efforts for Galleri, our ability to achieve FDA authorization at all or within our anticipated timelines, our ability to achieve CMS or private payor reimbursement or coverage, our brand and reputation, our business, and our growth prospects.
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
In addition, we are or may become subject to new laws, regulations, and industry standards concerning medical devices proposed and enacted in various foreign jurisdictions. The EU regulatory landscape concerning IVDs recently evolved and continues to undergo legislative changes. On May 26, 2022, the EU IVDR became applicable, and repealed and replaced the EU IVDD. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member state laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The EU IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for in vitro diagnostic medical devices and ensure a high level of safety and health while supporting innovation.
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
Our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the availability of our products or a delay in obtaining FDA authorization of our marketing application. In addition, the FDA issued a final rule to amend the QSR, which establishes current good manufacturing practice requirements for medical devices, to align more closely with the International Organization for Standardization standards. Specifically, this final rule, which the FDA expects to go into effect on February 2, 2026, replaces the QSR with the Quality Management System Regulation (“QMSR”), and among other things, incorporates by reference the quality management system requirements of ISO 13485:2016. Although the FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the QSR, it is unclear the extent to which this final rule, once effective, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise create market pressure that may negatively affect our business. If we or our third party manufacturers are unable to comply with the QMSR, once effective, or with any other applicable FDA requirements or if we or a third party manufacturer discovers previously unknown problems with our products or manufacturing processes, these could result in, among other things: warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals; seizures or recalls of our products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for our products; clinical holds; refusal to permit the import or export of our products; and criminal prosecution of us, our suppliers, or our employees.
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
Any marketing authorization or certification we may receive or obtain for our products by the FDA, comparable foreign regulatory authorities, or notified bodies will include specified indications for use and approved (or certified) labeling. Upon receipt of FDA authorization, or certification, we will continue to train our marketing personnel and direct sales force to not promote our authorized (or certified) tests for uses outside of FDA-authorized (or certified) indications for use, known as “off-label uses.” However, we are reliant on physicians and other providers to accurately provide information about our products to patients, including purposes, limitations, risks benefits, and interpretation of results, and we cannot, prevent a provider from using our products off-label, when in the provider’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our products off-label, which could harm our reputation in the marketplace among physicians and patients.
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
In addition, physicians may misuse our products if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our devices are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. As described above, product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizeable damage awards against us that may not be covered by insurance.
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
Similar developments may occur in the EU. For instance, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU. While the Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product (i.e., certain high-risk medical devices as of 2026). This Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
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
We are exposed to the risk of fraud, misconduct, or other illegal activity by our employees, independent contractors, consultants, commercial partners, and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with applicable rules and regulations of the CMS, the FDA, and other comparable foreign regulatory authorities; provide true, complete and accurate information to such regulatory authorities; comply with manufacturing and clinical laboratory standards; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; follow our processes and procedures resulting in implementation gaps, poor organization structure or culture, lack of appropriate internal reporting and decision making or substantive weaknesses, for example, in building and maintaining cybersecurity defenses; or report financial information or data accurately or to disclose unauthorized activities to us. For example, in June 2023, our third- party telemedicine provider experienced a software issue that resulted in erroneous test reports being delivered to patients. Since we began commercializing Galleri in the United States, our potential exposure under such laws has increased significantly, and our costs associated with compliance with such laws have, and will likely continue to, increase. In particular, research, sales, marketing, education, and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing, and other abusive practices, as well as off-label product promotion. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs, and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of participant recruitment for clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Even if it is later determined after an action is instituted against us that we were not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our actions, and have to divert significant management resources from other matters. We expect our exposure to and costs associated with compliance with healthcare fraud and abuse laws to increase significantly if we commercialize additional products in the future.
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
Our operations are subject to various U.S. federal and state fraud and abuse laws. In addition, the commercialization of our products outside the United States would also subject us to foreign equivalents of the healthcare laws described below, among other foreign laws. The laws that may, currently or in the future, impact our operations include:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item, or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation, and many courts have interpreted that statute as being violated if merely one purpose of any arrangement is to induce referrals or purchases. In 2018, Congress enacted the Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”), which establishes an all-payor anti-kickback prohibition for, among other things, knowingly and willfully paying or offering any remuneration directly or indirectly to induce a referral of an individual to a clinical laboratory. Violations of EKRA may result in fines, imprisonment, or both, for each occurrence. The law includes a limited number of exceptions, some of which closely align with corresponding Anti-Kickback Statute exceptions and safe harbors, and others that materially differ. Currently, there is no regulation interpreting or implementing EKRA, nor any guidance released by a federal agency regarding the scope of EKRA. Based on the plain language of EKRA and recent case law, certain sales-based incentive compensation models may present risk while others may fall outside the scope of EKRA, depending on the facts and circumstances. Accordingly, we cannot guarantee that our relationships with providers, sales representatives, or customers will not be subject to scrutiny or will withstand regulatory challenge under EKRA;
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
In addition to environmental, health, and safety laws and regulations, environmental and social governance (“ESG), diversity, equity and inclusion (“DEI”), “anti-ESG” and “anti-DEI” sentiment has gained momentum in some parts of the United States. Increasingly, different stakeholder groups have divergent views on ESG and DEI matters, which increases the risk that any action or lack thereof with respect to ESG or DEI matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. If we do not successfully manage ESG or DEI-related expectations and requirements across stakeholders, it could erode stakeholder trust, impact our reputation, subject us to shareholder activism or litigation, and adversely affect our business, financial condition, results of operations and cash flows. Several state and federal governmental authorities have filed suit alleging that ESG or DEI measures or initiatives violate the law. We or those in our industry could face litigation for our ESG or diversity policies and/or programs and if we were sued under any of these claims, our financial condition, reputation or business could be adversely impacted.
Changes in funding, global health concerns or disruptions at the FDA, other government agencies, and notified bodies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, certified, or commercialized in a timely manner or at all.
The ability of the FDA, foreign regulatory agencies, and notified bodies to review and clear, approve, or certify new products or changes to existing products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s, foreign regulatory agencies’, and notified bodies’ ability to hire and retain key personnel and accept the payment of user fees, government shutdowns, and other events that may otherwise affect the FDA’s foreign regulatory agencies’ and notified bodies’ ability to perform routine functions. For example, in January 2025, federal employees were offered the option to make a deferred resignation, which, if a significant number of employees elect, could impact the workforce and resources of the FDA available to review products such as ours. Average review times at the FDA, foreign regulatory agencies, and notified bodies have fluctuated in recent years as a result of these factors. Disruptions at the FDA, other agencies, and notified bodies may also slow the time necessary for new medical devices or modifications to cleared, approved, or certified medical devices to be reviewed and/or approved, or certified by necessary government agencies or notified bodies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Recently, In addition, during the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if new global health concerns prevent the FDA, other regulatory authorities, or notified bodies from conducting their regular activities, it could significantly impact the ability of the FDA, other regulatory authorities, or notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
In the EU, for example, notified bodies must be officially designated to certify products and services in accordance with the EU IVDR. Their designation process, which is significantly stricter under the new Regulation, has experienced considerable delays due to the COVID-19 pandemic. Despite a recent increase in designations, the current number of notified bodies designated under the new Regulation remains significantly lower than the number of notified bodies designated under the previous regime. The current designated notified bodies are therefore facing a backlog of requests as a consequence of which review times have lengthened. This has been one of the reasons for the recent extension of the transitional provisions under the EU IVDR. Despite these recent developments, the way we are conducting or intend to conduct our business in the EU and the EEA and the ability of the applicable notified body to timely review and process our regulatory submissions and perform its audits may still be impacted, and our ability to commercially launch Galleri in the EU and EEA could be delayed.
Our business activities are subject to the FCPA and similar anti-bribery and anti-corruption laws.
Our business activities are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations, or rules of other countries in which we operate, including the UK Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the healthcare providers who administer diagnostic tests are employed by their government, and the purchasers of diagnostics tests are government entities; therefore, our dealings with these providers and purchasers are subject to regulation under the FCPA. There is significant uncertainty whether the new U.S. presidential administration, including as a result of President Trump’s recent executive order pausing all investigations and prosecutions under the FCPA, will continue robust anti-corruption enforcement in our industry. In any case, there is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

The biopharmaceutical and medical device industries are subject to extensive regulatory obligations and policies that may be subject to significant and abrupt change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.
On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by HHS, CMS, FDA and other agencies with significant oversight of the biopharmaceutical and medical device industries. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.
In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles. For example, the current presidential administration’s commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Similarly, the current political climate could impact regulation affecting our business, including the implementation of the LDT Final Rule, and administration decisions to delay, abandon or rescind rules impacting our business, or decisions to choose not to appeal litigation challenges, could lead to abrupt changes in regulation of our industry and the effectiveness of our regulatory and reimbursement strategy.
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
Our ability to perform successfully will depend in part on our ability to obtain and enforce patent protection for our products, preserve our trade secrets, and operate without infringing the proprietary rights of third parties. Filing, prosecuting, and defending patents on our products and other technologies in all countries throughout the world would be prohibitively expensive and time-consuming, and the laws of some foreign countries may not protect our rights to the same extent as the laws of the United States. We may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patents or patent applications at a reasonable cost or in a timely manner, or in all jurisdictions. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our products and technologies and each of these provisional patent applications, or any future provisional patent application on certain aspects of our products and technologies, is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. In cases where we have not obtained, or decided not to obtain, patent protection for certain of our inventions, we may not be able to prevent third parties from practicing our inventions or from selling or importing tests made using our inventions in and into the United States or other jurisdictions. As a result of our Restructuring Plan, we have determined to strategically focus our patent portfolio, which we expect to result in filing and maintaining fewer patents in fewer jurisdictions, which could amplify these risks.
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
For example, while we believe our patent portfolio, including our in-licensed patents such as those from the Chinese University of Hong Kong, provide coverage of various aspects of Galleri and our precision oncology portfolio, including on methylation analysis, identification of cancer signal of origin and assay chemistry and techniques for preparing and optimizing patient samples, recently other screening companies have announced tissue-free monitoring of residual disease and intention to offer early cancer detection products using blood-based methylation analysis. Other market participants operating commercially using purportedly similar technologies will increase the likelihood of intellectual property disputes and associated risks.
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
We have entered into license agreements that provide rights to certain technologies related to assays used in our products. We may need to obtain additional licenses from others to advance our research or allow commercialization of our products or technology, either globally or in certain geographies, without infringing the intellectual property of third parties. It is possible that we may be unable to obtain such additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our technology or to develop or license replacement technology, any of which may not be feasible on a technical or commercial basis. If we are unable to obtain or maintain applicable licenses, we may be unable to commercialize certain of our products, either globally or in certain geographies, or continue to utilize our technology, which could harm our business, financial condition, results of operations, and growth prospects.
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
•our diligence and other obligations under the license agreement; and
•the ownership and use of inventions and know-how resulting from the joint invention of intellectual property by us and our licensors and our partners.
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
Further, the U.S. Congress has periodically sought to pass bills concerning subject matter eligible for patent protection, including the Patent Eligibility Restoration Act (PERA) pending in the U.S. Senate. We cannot fully predict the impact that such new laws may have on our ability to obtain patent protection for our products and technologies, and our ability to operate in view of the patents controlled by third parties. These and other substantive changes to U.S. or foreign patent law could affect our susceptibility to patent infringement claims and our ability to obtain patents and, if obtained, to enforce or defend them, any of which could have a material adverse effect on our business.
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
Third parties may challenge the validity or enforceability of our owned or in-licensed patents in court or before administrative bodies in the United States or abroad. If we or one of our licensors initiated legal proceedings against a third party to enforce a patent, the defendant could counterclaim that our asserted patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of subject matter eligibility, lack of written description, and non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a material misleading statement, during prosecution. Third parties have raised, and in the future may raise, claims challenging the validity or enforceability of our owned or in-licensed patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post- grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover Galleri or our other technologies or products.
For example, in 2021, we faced an opposition in Europe with respect to European patent number EP 3 363 901 B1 in-licensed from the Fred Hutchinson Cancer Center. The opposition proceeding filed against EP 3 363 901 B1 concluded with the claims being maintained in amended form and corresponds to technology that is not currently being used in Galleri or our precision oncology portfolio. The opponents have filed an appeal, which is currently pending. An additional opposition was filed on another of our in-licensed European patents relating to Galleri by an anonymous opponent, and this opposition is currently pending. These opposition proceedings do not affect our patents outside Europe.
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
Various companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and pharmaceutical products, which could make it difficult for us to stop the infringement of our or any future licensors’ patents or marketing of products in violation of our proprietary rights. Certain countries outside the United States have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. As a result, patent owners may have limited remedies in certain circumstances, which could materially diminish the value of such patents. If we or any future licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our position may be impaired, and our business, financial condition, results of operations, and growth prospects may be adversely affected. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
Certain countries outside the United States also have laws that may impact a patent owner’s right to claim priority or require a patent applicant to obtain a foreign filing license or first file patent applications in a foreign jurisdiction to the extent foreign nationals are involved in the development of the claimed subject matter of the resulting patent. Our pending and future patent applications may not result in patents being issued that comply with the law of each foreign jurisdiction. Pending applications and issued patents may be challenged in various jurisdictions for failure to comply with local laws, which could result in the rejection of pending applications or invalidation of issued patents. Further, the standards applied by foreign patent offices in granting patents are not always applied uniformly or predictably. As such, we do not know the degree of future protection that we will have on our future products. While we will endeavor to try to protect our existing products and products in development with intellectual property rights, such as patents, as appropriate, the process of obtaining patents is time consuming, expensive, and unpredictable.
In addition, geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement, or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. If we are not able to protect our intellectual property rights throughout the world, our position may be impaired, and our business, financial condition, results of operations, and growth prospects may be adversely affected.
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
We agreed in the Tax Matters Agreement to certain covenants and indemnification obligations (including restrictions on share issuances, redemptions or repurchases, business combinations, sales of assets, and similar transactions) that address compliance with the intended tax treatment of the Spin-Off. Certain of these restrictions will apply for the two-year period after the Spin-Off unless Illumina obtains an opinion from counsel or a ruling from the IRS generally to the effect that a restricted action will not cause the Spin-Off or certain related transactions to fail to qualify for its intended tax treatment, or Illumina gives its consent for us to take a restricted action. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may otherwise maximize the value of our business, and might discourage or delay a strategic transaction that our shareholders may consider favorable. These covenants may also inhibit our ability to obtain financing through public offerings of our common stock or private financings with certain parties, which may materially and adversely affect our ability to raise capital and satisfy our cash needs. These covenants may continue to apply, and continue to require either opinion of counsel or waiver from or approval by Illumina in order to conduct a strategic transaction or public offering, whether or not an actual tax liability may be incurred by our proposed strategic transaction or public offering. If we are restricted from participating in strategic or financing activities by such contractual restrictions, our business, financial condition, results of operations, and growth prospects would be adversely affected.
Our historical financial data is not necessarily representative of the results that we would have achieved if we had been a separate, publicly traded company and may not be a reliable indicator of our future results.
From August 18, 2021 until June 24, 2024, we operated as a wholly owned subsidiary of Illumina. In connection with the legal and regulatory matters described under “Legal Proceedings” our business was held and operated separately and independently from Illumina and Illumina was required to fund our operations and development. We derived the historical financial data included in this Annual Report on Form 10-K, in part, from our consolidated financial statements and accounting records prepared as a wholly owned subsidiary of Illumina, and this data does not necessarily reflect the financial condition, results of operations, or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future. This is primarily because of the following factors:
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
Other significant changes may occur in our cost structure, management, financing, and business operations as a result of operating as a separate, publicly traded company. As such, our historical financial data may not be indicative of our future performance as a separate, publicly traded company. For additional information about our past financial performance and the basis of presentation of our financial statements, see “,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and our Consolidated Financial Statements and the notes thereto included in this Annual Report on Form 10-K.
Risks Relating to Our Common Stock
Prior to June 24, 2024, no market for our common stock existed and an active trading market may not be sustained after the Spin-Off. Our stock price has fluctuated and may fluctuate significantly.
Prior to June 24, 2024, there was no public market for our common stock. Although our common stock is listed on Nasdaq, an active trading market for our common stock may not be sustained in the future. The lack of an active market may make it more difficult for shareholders to sell our shares and could lead to our share price being depressed or volatile.
The market price of our common stock has been highly volatile since the Spin-Off. We cannot predict the prices at which our common stock may trade in the future. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:
•the commercial success of Galleri;
•the timing of launch of any future products;
•the timing and results of clinical studies for our products and the failure or discontinuation of any of our product development and research programs;
•the success of future third-party tests, services, or technologies and the results of clinical studies, or regulatory approvals (or certifications) of tests of third parties;
•developments or disputes concerning patent applications, issued patents, or other proprietary rights;
•whether our financial results, forecasts, and development timelines meet the expectations of securities analysts or investors, and changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•announcement or expectation of additional financing efforts;
•sales of our common stock by us, our insiders, Illumina, or other stockholders;
•regulatory or legal developments in the United States, including under the new presidential administration, changes in the structure of healthcare payment systems, such as changes that would affect coverage and reimbursement by third-party payors, and other countries
•general economic, industry, and market conditions; and
•the other factors described in this “Risk Factors” section.
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
If securities analysts publish negative evaluations of our stock, the price of our stock could decline.
The trading market for our common stock relies in part on the research and reports that industry or securities analysts publish about us or our business. If no or few analysts cover us, the trading price of our stock could decrease. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or our products.
We expect to seek additional capital, and may pursue fundraising paths that could include public and private equity offerings, debt financings, strategic partnerships, and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing securities issued in any such transactions. Because our decision to issue debt or equity securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, we may pursue collaborations with third parties that could provide capital in the near term but limit our potential revenues or cash flows in the future. If we raise additional funds through strategic partnerships, alliances, or licensing arrangements with third parties, we may have to trade valuable rights to our technologies or our products. Certain of the foregoing transactions may require us to obtain stockholder approval, which we may not be able to obtain.
In addition, your ownership interest may be diluted in the future because of the settlement or exercise of outstanding or future equity-based awards that we expect to grant to our directors, officers, and other employees, including pursuant to our 2024 Equity Incentive Plan. We also make equity grants to certain new employees joining the Company pursuant to an inducement plan, and our compensation committee may elect to increase the number of shares available for future grant under the inducement plan without stockholder approval. We also have an Employee Stock Purchase Plan and any shares of common stock purchased pursuant to that plan will also cause dilution.
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
Substantial sales of our common stock by Illumina or other significant shareholders could cause our stock price to decline.
Immediately following the Spin-Off on June 24, 2024, Illumina retained a 14.5% ownership interest of our common stock. In connection with the Spin-Off, we have entered into a Stockholder and Registration Rights Agreement with Illumina, pursuant to which we provide Illumina registration rights with respect to the shares of our common stock it retained following the Spin-Off. In addition, Illumina has agreed to vote any shares of our common stock that it retains in proportion to the votes cast by our other stockholders and to grant us a proxy to vote its shares of our common stock in such proportion. Pursuant to the IRS private letter ruling, Illumina is required to dispose of any such shares of our common stock that it retains as soon as warranted consistent with the business reasons for the retention of such shares, but in no event later than five years after the Spin-Off. Illumina is not required to hold any retained shares for any minimum period following the Spin-Off. We are unable to predict with certainty when Illumina will dispose of a substantial number of shares of common stock. The sales of significant amounts of our common stock by Illumina or any other significant shareholders, or the perception in the market that this will occur, may decrease the market price of our common stock.
We do not expect to pay any dividends for the foreseeable future.
You should not rely on our common stock to provide dividend income. We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, any future credit facility or debt securities may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock, and the terms of our Separation and Distribution Agreement with Illumina entered into in connection with the Spin-Off require us to repay portions of the disposal funding we received from Illumina in connection with the Spin-Off in the event we pay dividends.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
Risk Management and Strategy
Given the importance of cybersecurity to our business, we maintain a cybersecurity program to help support the effectiveness of our systems and our preparedness for cybersecurity risks. Our program is informed by industry frameworks, such as the NIST Cybersecurity Framework, and comprises various components, including policies, procedures and protocols; threat monitoring and alerting; auditing and assessments; and other security controls and tools. We also require cybersecurity trainings when onboarding new employees and contractors, as well as annual cybersecurity awareness training for our employees and contractors.
We use various means, including our Enterprise Risk Management (“ERM”) process, in an effort to assess and manage cybersecurity risks that may be associated with our systems, operations, and third-party service providers. We also are working towards enhancing our cybersecurity risk management practices and various other security controls following the Spin-Off, and have at times conducted internal audits and engaged external assessors to help review our cybersecurity program and identify opportunities for maturing our program. For additional information, see “Item 1A—Risk Factors”.
Identifying, assessing and managing cybersecurity risks
Our cybersecurity team and the owners of information technology systems across the business, led by our Chief Security Officer (“CSO”), monitor current events and trends related to cybersecurity in an effort to anticipate potential risks and threats on current systems and operations. We have implemented or are in the process of implementing various processes to identify, review and track risks to our systems and operations, including through the use of third-party solutions. We also seek to conduct due diligence in connection with the onboarding of new third-party vendors, and reviews are conducted on our critical third-party vendors. Following these assessments, we utilize the findings to improve and mature our cybersecurity practices and to promote continuous improvement. In addition, we have implemented a cybersecurity awareness program to train our employees and contractors on key cyber threats, which includes phishing exercises.
In the event of a cybersecurity incident, we have policies and processes for detecting threats and managing incident response. We also periodically conduct cross-functional exercises and activities to help detect, assess and respond to cybersecurity incidents, and have relationships with external providers to assist with incident response efforts, as needed. We also seek to contractually require our third-party service providers to notify us in the event a cybersecurity incident within their systems or services impacts our data or operations. We maintain specific coverage to help mitigate losses associated with certain cybersecurity incidents that impact our or our third parties’ systems, networks and technology.
As of December 31, 2024, we are not aware of any risks from cybersecurity threats, or from previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company. While we maintain a cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information, see “Item 1A—Risk Factors”.

Governance
Our Board of Directors administers its cybersecurity risk oversight function through its Audit Committee. The Audit Committee is charged with reviewing our cybersecurity and other information technology risks, controls, and procedures, including our plan to mitigate cybersecurity risks and respond to data or cybersecurity incidents. The Audit Committee is also charged with reviewing with management cybersecurity issues that could affect the adequacy of our internal controls. At least annually, the Audit Committee meets directly with the CSO and the executive leadership team and receives a report on our cybersecurity program, posture, risks and other matters. At least annually, we conduct an organization-wide ERM process to evaluate key risks in different areas of the business. Among those risks, cybersecurity risks are identified, and scores representing the potential likelihood and severity of each risk are determined. The executive leadership team and Audit Committee receive a direct report of the ERM program findings, including these cybersecurity risks. Third-party assessors, consultants, counsel or other parties also participate in Audit Committee discussions as needed.

More broadly, the Audit Committee reviews our policies and practices with respect to risk assessment and risk management, including results from our overall Enterprise Risk Management (“ERM”), and discusses with management our major financial risk exposures and the steps that have been taken to monitor and control such exposures. Cybersecurity is a key piece of our overall ERM program.The Audit Committee oversees the activities of, and meets regularly with, our Chief Compliance Officer, and receives direct reports from the Chief Compliance Officer regarding the ERM structure and activities of our compliance program, including updates on training, policies, auditing and monitoring, investigations and any corrective and preventive actions. As part of the ERM program, our Chief Compliance Officer gathers information about cybersecurity risk, and that information is included in the Chief Compliance Officer’s report to the Audit Committee.
The CSO is responsible for implementing and overseeing the controls and processes employed to identify, assess and manage the Company’s risks from cybersecurity threats. We also maintain a Privacy and Security Steering Committee that regularly meets to review and discuss cybersecurity issues and review our cybersecurity-related metrics. The Privacy and Security Steering Committee is comprised of the CSO and other representatives from our cybersecurity, IT, legal, and privacy teams. The CSO, cybersecurity team, and members of the Privacy and Security Steering Committee combined have decades of experience in managing relevant information technology and cybersecurity matters. The CSO also provides regular briefings to our executive leadership team, including the CEO and CFO, and our Audit Committee on cybersecurity matters, such as threats, events, and the state of the program, and at least annually as part of our ERM process. Our security program also includes a yearly audit of our controls towards cybersecurity certifications, including ISO 27001, SOC 2 Type 2, PCI DSS, UK Cyber Essentials, and others.

Item 2. Properties
Our principal office and laboratory is approximately 74,300 square feet and located at 1525 O’Brien Drive, Menlo Park, California. We amended the related lease in June 2017 to add approximately 57,400 square feet at 11605 Adams Drive, Menlo Park, California. Our lease expires in 2026 and we have an option to extend the lease for an additional five years.
In June 2020, we entered into an agreement to lease approximately 200,000 square feet of a building in Durham, North Carolina. Our lease expires in 2033 and we have three separate options to extend the lease, each for an additional five years.
We hold a CLIA Certificate of Accreditation Registration from the CMS and an accreditation from CAP for our laboratory in Durham, North Carolina, and a Clinical Laboratory Certificate of Deemed Status from the State of California Department of Public Health.
We believe that our facilities are sufficient to meet our current and anticipated near-term needs.
Item 3. Legal Proceedings
For information with respect to Legal Proceedings, see Note 10 — Legal And Regulatory Proceedings to our consolidated financial statements included in this Annual Report on Form 10-K, concerning certain legal proceedings in which we are involved, is hereby incorporated by reference. The resolution of any such legal proceeding is subject to inherent uncertainty and could have a material adverse effect on our financial condition, cash flows or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market information for common stock
GRAIL’s common stock is listed under the ticker symbol “GRAL” on the Nasdaq Stock Exchange since June 24, 2024.
Holders of record
As of February 27, 2025, there were 463 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend policy
We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business. Any future determination to pay dividends on our common stock will be made at the discretion of our Board and will depend upon, among other factors, our financial condition, results from operations, current and anticipated cash needs, plans for expansion, and other factors that our Board may deem relevant.
Unregistered sales of equity securities

None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our results of operations and financial condition together with our accompanying consolidated financial statements and the notes thereto included under Item 8. “Financial Statements”. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and our business and financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” in Part I, Item 1A of this Form 10-K and the section titled “Cautionary Statement Concerning Forward-Looking Statements” of this Annual Report on Form 10-K.
GRAIL, LLC, previously named SDG Ops, LLC, was formed in the state of Delaware as a wholly owned subsidiary of Illumina, Inc. (“Illumina”). SDG Ops, LLC, along with SDG Ops, Inc., a Delaware corporation and wholly owned subsidiary of Illumina, were formed for the purpose of completing a merger transaction between GRAIL, Inc., and Illumina (the “Acquisition”) in order to carry on the business of GRAIL, Inc. and its subsidiaries.
On September 20, 2020, GRAIL, Inc., Illumina and its subsidiaries, SDG Ops, LLC, and SDG Ops, Inc., entered into an agreement and plan of merger (the “Merger Agreement”). On August 18, 2021 (the “Closing Date”), Illumina completed its acquisition of GRAIL, Inc.. According to the terms and conditions of the Merger Agreement, SDG Ops, Inc. and GRAIL, Inc. merged, with GRAIL, Inc. surviving and became a wholly owned subsidiary of Illumina (the “First Merger”). Immediately following the First Merger and as part of the same overall transaction, GRAIL, Inc., as the surviving corporation, merged with SDG Ops, LLC (the “Second Merger”). According to the terms and conditions of the Merger Agreement, SDG Ops, LLC became the surviving company and was renamed GRAIL, LLC.
On June 24, 2024, Illumina completed the previously announced spin-off of GRAIL (the “Spin-Off”) through a distribution of approximately 85.5% of our outstanding common stock to the holders of record of Illumina’s common stock as of the close of business on June 13, 2024 (the “Distribution”). As a result of this Distribution, GRAIL became an independent public entity.
Unless the context otherwise requires, references to "GRAIL," “we,” “us,” and the "Company" refer to (i) GRAIL, LLC and its consolidated subsidiaries prior to the Spin-Off as a carve-out business of Illumina and (ii) GRAIL, Inc. and its subsidiaries following the Spin-Off.
A detailed discussion comparing our results of operations for the years ended December 31, 2023 and January 2, 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our final Information Statement filed with our Registration Statement on Form 10, as amended, as filed with the SEC.
Overview
Our Business
We are an innovative commercial-stage healthcare company focused on saving lives and shifting the paradigm in early cancer detection. We believe screening individuals for many types of cancer with a single test represents a significant opportunity to reduce the global burden of cancer. Our Galleri test is a commercially available screening test for early detection of multiple types of cancer, which we termed multi-cancer early detection (“MCED”). We believe Galleri is clinically validated based on the results of its clinical studies completed to date, including the results of its foundational case-control Circulating Cell-free Genome Atlas (“CCGA”) study and interventional PATHFINDER study which together enrolled more than 21,000 participants. In these studies, Galleri demonstrated an ability to detect a shared cancer signal across more than 50 types of cancer, accurately predict the specific organ or tissue type where the cancer signal originated, and yield high positive predictive values and low false positive rates, all from a simple blood draw. Galleri results can help guide next steps for diagnosis of cancer by healthcare providers in required follow-up diagnostic testing. We launched Galleri in the United States in mid-2021. We have sold more than 290,000 commercial tests which have detected some of the most aggressive cancers in early stages including, among others, endometrial, esophageal, gastric, head and neck, liver, pancreatic, and rectal cancers.

Since our inception, we have incurred net losses each year. Our net losses were $2.0 billion for fiscal year 2024 (which includes $1.4 billion of goodwill and intangible assets impairment), $1.5 billion for fiscal year 2023 (which includes $718.5 million of goodwill and intangible assets impairment), and $5.4 billion for fiscal year 2022 (which includes $4.7 billion in goodwill impairment), (see “Basis of Presentation” below for a description of applicable fiscal periods). Adjusted EBITDA was $(483.5) million for fiscal year 2024, $(523.9) million for fiscal year 2023, and $(500.1) million for fiscal year 2022. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable U.S. generally accepted accounting principle (“GAAP”) financial measure, information about why we consider Adjusted EBITDA useful and a discussion of the material risks and limitations of these measures, please see “Non-GAAP Financial Measures” below. Substantially all of our net losses resulted from the application of pushdown accounting, including goodwill and intangible assets impairment, amortization of intangible assets, as well as our research and development programs, general and administrative (“G&A”) costs associated with our operations and sales and marketing costs associated with commercializing our products. Additionally, due to the application of pushdown accounting, our balance sheet includes intangible assets recognized by Illumina in connection with their acquisition of us that may be subject to additional impairment over time. We expect to continue to incur operating losses over at least the next several years as we continue to invest in research and development and commercialization of existing products.
Separation from Illumina
On June 24, 2024, Illumina completed the Spin-Off, as described above. See Note 1 — Organization And Description Of Business for details. In connection with the Spin-Off, certain equity and liability classified awards were converted in accordance with the employee matters agreement, as further described in Note 7 — Stock-Based Compensation. As a result of the separation, our member’s equity balance was reclassified to additional paid-in capital.
On June 21, 2024, in connection with the Spin-Off, we received a cash contribution of $932.3 million from Illumina. In connection with the Spin-Off, we incurred $22.2 million of legal and professional fees in the year ended December 31, 2024 related to the 2021 acquisition of GRAIL by Illumina, and corresponding antitrust litigation, including compliance and divestiture of GRAIL from Illumina through the Spin-Off. See “Non-GAAP Financial Measures — Adjusted EBITDA” for further details. In addition, from 2021 to 2024, we spent $143.8 million on legal and professional service fees related to the antitrust litigation and compliance with the hold separate order and transaction costs related to Illumina’s acquisition of GRAIL and the Spin-Off.
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
As a result, we have taken actions to streamline our commercial sales forces and focus their field-based activities on the current customers expected to be more productive and high priority opportunities. We maintained sales force coverage for the majority of our current Galleri volume and active prescribers. As part of this approach, we also streamlined our current and planned investment in our enterprise business, which included our employer and life insurance businesses. Reductions in the commercial organization included management layers and commercial roles without sales responsibilities. In addition to reductions in the commercial organization, we made reductions in medical affairs teams involved with U.S. Galleri provider engagement.
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
The Restructuring Plan was substantially completed in the fourth quarter of 2024, and we incurred approximately $18.3 million of total charges for the year ended December 31, 2024, consisting primarily of employee severance, benefits, payroll taxes, and other associated costs. We expect the headcount reductions to enable future cost savings of approximately $120 million on an annual basis. We estimate that the Restructuring Plan extends our anticipated cash runway from the second half of 2026 into 2028.
Basis of Presentation
The accompanying consolidated financial statements have been prepared on a standalone basis using the consolidated financial statements and accounting records of Illumina prior to the Spin-Off, and the accounting records of GRAIL, Inc. subsequent to the Spin-Off. These consolidated financial statements reflect GRAIL’s consolidated historical financial position, results of operations and cash flows as historically managed, in accordance with GAAP. The Consolidated Financial Statements may not be indicative of GRAIL’s future performance and do not necessarily reflect what the financial position, results of operations and cash flows would have been, and may not include all expenses that would have been incurred, had GRAIL been operated as an independent, publicly traded company during the periods presented. Certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and respective disclosures at the date of the financial statements. Management’s judgments and assumptions may also affect the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these management estimates.
While GRAIL was a subsidiary of Illumina, GRAIL’s fiscal year was the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to “fiscal year 2023” refer to the period from January 2, 2023 to December 31, 2023, and “fiscal year 2024” refer to the period from January 1, 2024 to December 31, 2024. Upon the closing of the Spin-Off, GRAIL adopted a fiscal year end of December 31.
Illumina’s acquisition of GRAIL on August 18, 2021 (“the Acquisition”) represented a change of control with respect to GRAIL. Given GRAIL, Inc. merged with SDG Ops, Inc., which then merged with SDG Ops LLC, authoritative guidance (ASC 805-50-30) required pushdown accounting to be applied for the Second Merger amongst entities under common control. As a result of the application of pushdown accounting, the separately issued financial statements of GRAIL reflect Illumina’s basis in the assets and liabilities of GRAIL which were remeasured to fair value as of the Closing Date. Intangible assets included developed technology, in-process research and development, and trade names, as well as goodwill.
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
In addition, we have entered into a supply and commercialization agreement with Illumina. Under the terms of the agreement, regardless of whether our products incorporate any Illumina technology, we have agreed to pay to Illumina a high single-digit royalty, subject to certain reductions, in perpetuity on net sales generated by our products or revenues otherwise generated or received by us, subject to certain exceptions, in the field of oncology. Per the terms of the Separation and Distribution Agreement with Illumina, the royalty arrangement is suspended until the earlier of December 24, 2026 or any earlier GRAIL Change of Control (as defined in that agreement), at which time the high-single digit royalty will become payable.
Certain factors could impact the nature and amount of these separate public company costs, including the finalization of our staffing and infrastructure needs.
Key Factors Affecting Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•FDA and other regulatory approval and reimbursement. Our performance will be impacted by the extent to which we can secure reimbursement and coverage for Galleri. Prior to broader coverage and reimbursement in the United States, we will continue our work with clinics and health systems to accelerate utilization, and with self-insured employers and health insurers to offer and cover Galleri. Galleri is currently available as a laboratory developed test (“LDT”) in the United States and we have established private reimbursement from a number of self-insured employers and health plans, but do not currently have broader coverage and reimbursement by government healthcare programs, such as Medicare. While Galleri has not been approved or cleared by the FDA, FDA approval is currently not required to market our test in the United States. We plan to pursue FDA approval to help support broad access for Galleri in the United States. We plan to complete a PMA submission with the FDA in the first half of 2026. The timing of this submission is subject to various risks and other factors, including the completion of clinical studies and our ongoing discussions with the FDA. Obtaining PMA approval can take several years from the time an application is submitted, if at all. Moreover, the FDA requirements that will govern MCED tests, as well as the breadth and nature of data we must provide the FDA to support the proposed intended use, may be subject to change, and as such it is difficult to predict what information we will need to submit to obtain approval of a PMA from the FDA for a proposed intended use. We continue to interact with the FDA regarding the data we must provide the FDA to support our PMA submission for the proposed intended use. We believe that FDA approval, if obtained, could unlock large commercial payors in the United States and we are supporting proposed legislation in the United States to enable coverage of FDA-approved MCED tests by Medicare. If we obtain FDA approval, we expect to pursue inclusion of Galleri in the USPSTF’s guideline recommendation, although such inclusion is not certain even with FDA approval. We believe such inclusion would further increase adoption and market acceptance of our tests. Over time, to the extent Galleri becomes more accessible in the United States, we may opt to reduce pricing in order to access a broader population base and accelerate adoption. In the United Kingdom, we are working with NHS England to complete our NHS-Galleri Trial. The NHS will evaluate the final results from the NHS-Galleri Trial, which are expected to be available in 2026, before determining whether to implement the Galleri test in the NHS. We believe the decision will include considerations such as NHS budget, political priorities, cost-effectiveness and implementation constraints in addition to an evaluation of the final results. We believe our work with the NHS and data generated from our NHS-Galleri Trial, if favorable, could help facilitate adoption in other single-payor systems around the world and support evidence of clinical utility worldwide.
•International expansion. A component of our long-term growth strategy is to expand our commercial reach internationally. We have expanded our research internationally into the United Kingdom through our partnership with NHS England in the NHS-Galleri Trial, and we expect to launch Galleri in the United Kingdom subject to the results of our NHS-Galleri Trial. We continue to evaluate international expansion opportunities and we have begun expansion in select additional geographies through distributors. We expect to continue selectively engaging with international opportunities over time.
•Continued development of the market for MCED testing. Multi-cancer early detection is a relatively novel technology and the market for MCED tests is evolving. We continue to drive MCED as a solution to one of healthcare’s most important challenges. Our performance depends on the extent to which key stakeholders, including current and potential commercial partners, payors and health systems, regulators, policy makers, academic and community medical centers, and key opinion leaders and advocates, understand and support MCED testing as an effective solution for cancer screening. We make significant efforts to educate these key stakeholders regarding the benefits of MCED and the clinical and economic value of our products, which we believe will continue to drive awareness of MCED and expand the commercial opportunity for our products.
•Demand for our products and customer mix. A key factor to our future success is and will be our ability to increase demand for, and sales of, Galleri from new and existing customers. Our commercial strategy is focused on innovative value-oriented partnerships and targets health systems, employers, payors, and life insurance providers. As Galleri is not currently broadly reimbursed, our ability to drive demand from these customers is directly linked to our ability to demonstrate the clinical and economic value of our test through clinical validation and real-world experience. As of December 31, 2024, we have entered into commercial partnerships, including with leading healthcare systems, employers, payors, and life insurance providers, and have established a network of over 13,000 prescribers across the United States in a pre-reimbursement setting. We believe this commercial network represents a significant opportunity to drive further demand for Galleri. The mix of customers from which we generate revenue from period to period has an impact on our revenue and gross margin. Galleri test pricing is generally based on our list price or, for certain customers, such as larger, higher-volume customers, negotiated contractual rates. For certain customers, we also offer rebates or discounts from time to time. Revenue generated from customers with negotiated contractual rates, or with rebates or discounts, is generally lower margin as compared to revenue generated based on list pricing. In addition, we have entered into a number of biopharmaceutical research partnerships for our research-use-only (“RUO”) offering under our precision oncology portfolio. Large customers, such as healthcare systems, employers, and biopharmaceutical partners, generally begin using our products by initiating pilots involving a limited number of tests. We believe that our ability to convert these initial pilots into long-term customer relationships has the potential to drive substantial long-term revenue. We also expect to increase demand from new customers through our efforts to further develop the market for MCED testing.
•Investment in clinical studies and innovation to support our strategy and growth. A significant aspect of our business is our investment in research and development and the ongoing evidence generation supporting the clinical performance and utility of Galleri. In particular, we have invested heavily in clinical studies and designed and executed what we believe is the largest clinical program in genomic medicine to date. These studies include: CCGA, NHS-Galleri, PATHFINDER, PATHFINDER 2, REACH/Galleri-Medicare, REFLECTION, STRIVE, SUMMIT, and SYMPLIFY. We have established and maintained a leading voice in conversations regarding the early detection of multiple cancer types in the peer-reviewed literature. We have published data from these studies in high-profile journals and have presented such data at renowned medical conferences. We believe these studies are critical to driving adoption of our tests, as well as favorable coverage decisions, and expect to continue investment in data generation. In addition, we have invested heavily in the development of our methylation platform and extensive technological infrastructure. We expect our research and development expenses to decrease over the next three years as, in conjunction with our portfolio review, we determined to decrease investment in product programs beyond Galleri. Additionally, some of our large clinical trials are moving into follow-up phase and the development of our automated platform is expected to substantially conclude in 2025. We will continue to prioritize key objectives for Galleri, including completion of our registrational studies and our premarket approval application.
•Leverage our operational infrastructure. We have made significant investments to build a scalable infrastructure capable of meeting significant demand while satisfying applicable certification requirements. Our Durham, North Carolina facility is able to process a substantial number of tests annually and is CAP-accredited and CLIA-certified. In addition, we engineered custom technology infrastructure and cloud-based tools to enable scalable data collection and analysis capabilities. With this foundational infrastructure in place, we have been able to generate scale efficiencies as the volume of tests sold has increased. As demand for our products increases, we expect to further leverage the scale efficiencies of our infrastructure and platform technology, which we believe will positively impact margins over time. In the future, it is possible that we may invest significant amounts in infrastructure to support new products or existing products in new markets.
While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See “Risk Factors” for more information.
Components of Results of Operations
Screening Revenue
We currently derive screening revenue through the sale of Galleri primarily within the United States and primarily through primary care physicians, health systems, employers, payors, and life insurance providers. Galleri is not currently broadly reimbursed. The test price is based on the negotiated contractual rate with our contracted customers, otherwise our standard list price applies. We identify each sale of our test to our customer as a single performance obligation; therefore, revenue is recognized at the point of time when the test result report is delivered. For self-pay patients, we have concluded that an implied contract exists, however the transaction price for the implied contract represents variable consideration as there are situations in which we do not expect to collect the full invoiced amounts from self-pay patients due to price concessions. We utilize the expected value approach to estimate the transaction price and apply a constraint for such variable consideration, on a portfolio basis. We monitor the estimated amounts to be collected at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required.
Development Services Revenue
We also derive revenue through our development services, which consist of research services we provide to biopharmaceutical and clinical customers including support of ongoing clinical studies, pilot testing, research, and therapy development. We evaluate the terms and conditions included within our development services contracts with biopharmaceutical customers to ensure appropriate revenue recognition, including whether services are considered distinct performance obligations that should be accounted for separately versus together. Revenue from pilot and research services performed is recognized as performance obligations are achieved. We recognize revenue from development service agreements related to regulatory filing to support clinical study and companion diagnostic device development and regulatory submissions for the developed product(s) using an input method based on costs incurred to measure its progress toward the completion and satisfaction of the performance obligations.
Cost of Screening Revenue (Exclusive of Amortization of Intangible Assets) and Cost of Development Services Revenue
Cost of revenue represents expenses that are incurred to produce and sell our products and services. For screening revenue, these costs consist of materials, labor including salaries and wages, bonus, benefits and stock-based compensation, blood collection kits and shipping, phlebotomy, royalties, electronic medical records, equipment depreciation, and allocations of overhead expenses such as facilities and information technology costs. For development services, these costs consist of materials and patient sample acquisition, labor including salaries and wages, bonus, benefits and stock-based compensation, royalties, equipment depreciation, and allocations of overhead expenses such as facilities and information technology costs.
Cost of Revenue—Amortization of Intangible Assets
As a result of the application of pushdown accounting, intangible assets recognized in our standalone financial statements relate to our own technology, and consist of developed technologies and in-process research and development that were measured at fair value upon the Acquisition. Our developed technology includes intangible assets related to Galleri, designed as a cancer screening test for asymptomatic individuals over 50 years of age, as well as our diagnostic aid for cancer (“DAC”) that is being designed to accelerate diagnostic resolution for patients for whom there is a clinical suspicion of cancer. As part of our Restructuring Plan, we have reduced, and are further reducing, investment in the development of products beyond Galleri, including DAC. The cost of identifiable intangible assets with finite lives, such as developed technology assets, are amortized on a straight-line basis over the assets’ respective estimated useful lives of 18 years.
Research and Development
Research and development expenses include costs incurred to develop our technology (prior to establishing technological feasibility), collect clinical samples, and conduct clinical studies to develop and support our products. These costs consist of personnel costs, including salaries, benefits, and stock-based compensation expense associated with our research and development personnel, costs associated with setting up and conducting clinical studies at domestic and international sites, laboratory supplies, consulting costs, depreciation, and allocated overhead including facilities and information technology expenses, which we do not allocate by product. We expense both internal and external research and development costs in the periods in which they are incurred. Nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities are deferred and recognized as expense in the period in which the related goods are delivered or services are performed. We expect our research and development expenses to decrease over the next three years as, in conjunction with our portfolio review, we determined to decrease investment in product programs beyond Galleri. Additionally, some of our large clinical studies and development of our automated platform are expected to substantially conclude in this period.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs, including salaries, benefits and stock- based compensation expense, consulting costs, allocated overhead including facilities and information technology expenses, and travel associated with our commercial organization. Also included are costs associated with advertising programs that consist of brand and product awareness activities and trade events and conferences. Sales and marketing expense also includes amortization of the trade name intangible asset that was recognized upon the Acquisition, which has been recorded in our financial statements as a result of the application of pushdown accounting. The cost of identifiable intangible assets with finite lives, such as trade names, are amortized on a straight-line basis over the assets’ respective estimated useful lives of 9 years. We expect our sales and marketing expenses to decrease in the near term following implementation of the Restructuring Plan in the third and fourth quarter 2024, and then to remain flat-to-increasing and continue to decrease as a percentage of revenue over the next three years and long term.
General and Administrative
G&A expenses consist of personnel expenses, including salaries, benefits and stock-based compensation expense, for executive, finance and accounting, legal, human resources, business development, corporate communications, medical affairs and management information systems personnel. Also included are professional fees, legal costs, including patent and trademark-related expenses and educational activities. The related party amount represents allocated stock administration expenses from Illumina. We have incurred and will incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, director and officer insurance premiums, investor relations activities, and other expenses related to administrative and professional services. We expect our G&A expenses to decrease in the near term following implementation of the Restructuring Plan in the third and fourth quarter 2024, and then remain flat-to-increasing and continue to decrease as a percentage of revenue over the next three years and long term.
Goodwill and Intangible Assets Impairments
Upon the Acquisition, excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, was recognized by Illumina as goodwill. As a result of the application of pushdown accounting, the separately issued financial statements of GRAIL reflect the goodwill recorded by Illumina upon the Acquisition.

On July 13, 2022, the European General Court ruled that the European Commission had jurisdiction under the European Union Merger Regulation to review the Acquisition. Additionally, on September 6, 2022, the European Commission issued a decision prohibiting the Acquisition. These decisions constituted substantive changes in circumstances that would more likely than not reduce the fair value of goodwill. We recognized a goodwill impairment for $4.7 billion in 2022. In the third quarter of 2023, we concluded the sustained decrease in Illumina’s stock price and overall market capitalization during the quarter was a triggering event indicating the fair value of GRAIL might be less than its carrying amount that led us to test goodwill for impairment. We recognized an additional goodwill impairment of $608.5 million in 2023 primarily due to changes to expected timing of revenue and a higher discount rate. In the second quarter of 2024, prior to the Spin-Off, the approval of the Spin-Off by Illumina’s board of directors represented a potential indicator of impairment which also aligned with the timing of Illumina’s annual goodwill impairment test date for 2024. We recognized a goodwill impairment of $888.9 million as a result of the impairment assessment, primarily due to changes to the forecast of GRAIL’s value and the method for valuing GRAIL.
In conjunction with the third quarter of 2023 goodwill impairment assessment described above, the Company also evaluated the IPR&D intangible asset for potential impairment. Based on the impairment test performed, the Company recognized an impairment of $110.0 million, primarily due to a decrease in projected cash flows and a higher discount rate selected for the fair value calculation. In conjunction with Illumina’s second quarter of 2024 goodwill impairment assessment, the IPR&D intangible asset of the GRAIL reporting unit was evaluated for potential impairment by Illumina prior to the Spin-Off. Based on the impairment test performed, the Company recognized an impairment of $420.0 million primarily due to changes to revenue projections and the discount rate utilized. Subsequent to the Spin-Off, the Company performed a portfolio review and determined to decrease investment in the development of the IPR&D asset, which impacted the amount and timing of expected future cash flows attributable to IPR&D which represented a potential impairment indicator. Based on the impairment test performed, the Company recognized an additional impairment of $112.0 million, primarily due to a decrease in projected cash flows.
We evaluate goodwill and intangible assets for impairment annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. See “Note 2 — Summary Of Significant Accounting Policies—Goodwill and Intangible Assets” to our Consolidated Financial Statements.
Interest Income
Interest income consists primarily of interest income earned on our cash, cash equivalents, and short term marketable securities.
Other Income (Expense), Net
Other income (expense), net primarily consists of foreign currency gains and losses as a result of our intercompany agreements.
Benefit from Income Taxes
Upon closing of the Acquisition, as a wholly owned subsidiary of Illumina, we were no longer subject to U.S. income tax on a standalone basis and U.S. income tax was combined into Illumina’s consolidated income tax return as a subsidiary of Illumina. However, for financial statement purposes, we have elected to compute our income tax provision, including current and deferred taxes, as if we filed a separate income tax return and were not included in Illumina’s consolidated return for the period GRAIL was owned by Illumina. Including the provision for income taxes in our standalone financials is more representative of our financial position as a standalone company. As such, the income tax provisions and related deferred tax assets and liabilities reflected in our financial statements for the periods ending December 31, 2023 and January 1, 2023 have been estimated as if we were a separate taxpayer.
Under this method, various tax attributes, such as net operating losses and tax credits, are also presented on a separate return basis. For income tax purposes, since we were not a separate taxpayer and merely a subsidiary of Illumina, these tax attributes, including net operating losses and tax credits, are the property of

Illumina and have either already been utilized by Illumina in its consolidated or combined income tax returns or will be utilized by Illumina in its returns in the future. Accordingly, such tax attributes will not be available to us as a standalone entity on our income tax returns in the future; therefore, in connection with the Spin-off, we recorded an entry to additional paid in capital in order to remove the tax-effected deferred tax assets, net of any valuation allowance, for the tax attributes that remained the property of Illumina. Following the Spin-off, as a standalone entity, GRAIL files tax returns on its own behalf and its deferred taxes and actual income tax rate may differ from those in historical periods.

Results of Operations
Comparisons of Fiscal Year 2024 to Fiscal Year 2023
The following table summarizes our results of operations for fiscal year 2024 and fiscal year 2023.

	Year Ended		Change
(in thousands)	December 31, 2024	December 31, 2023	$	%
Revenue:
Screening revenue	$108,627	$74,999	$33,628	45%
Development services revenue	16,968	18,106	(1,138)	(6%)
Total revenue	125,595	93,105	32,490	35%
Costs and operating expenses:
Cost of screening revenue (exclusive of amortization of intangible assets)	63,284	47,966	15,318	32%
Cost of development services revenue	6,444	6,861	(417)	(6%)
Cost of revenue — amortization of intangible assets	133,889	133,889	—	—%
Research and development	322,380	338,745	(16,365)	(5%)
Sales and marketing	153,958	162,292	(8,334)	(5%)
General and administrative	213,862	200,268	13,594	7%
Goodwill and intangible assets impairment	1,420,936	718,466	702,470	98%
Total costs and operating expenses	2,314,753	1,608,487	706,266	44%
Loss from operations	(2,189,158)	(1,515,382)	(673,776)	44%
Other income:
Interest income	26,733	7,954	18,779	236%
Other income (expense), net	64	(208)	272	(131%)
Total other income, net	26,797	7,746	19,051	246%
Loss before income taxes	(2,162,361)	(1,507,636)	(654,725)	43%
Benefit from income taxes	135,356	41,951	93,405	223%
Net loss	(2,027,005)	(1,465,685)	(561,320)	38%

Comparison of Fiscal Year 2024 to Fiscal Year 2023:
Revenue

	Year Ended		Change
(in thousands)	December 31, 2024	December 31, 2023	$	%
Screening revenue	$108,627	$74,999	$33,628	45%
Development services revenue	16,968	18,106	(1,138)	(6%)
Total revenue	125,595	93,105	32,490	35%
Screening Revenue
The increase in screening revenue of $33.6 million was primarily driven by a 46% increase in Galleri sales volume, offset by a 1% decrease in average selling price (“ASP”). The Galleri sales volume increased in 2024 as a result of the continued ramp in our commercial activity and partnerships, expansion of our network of ordering providers, increased orders from existing providers and new promotional campaigns.
Development Services Revenue
The decrease in development services revenue of $1.1 million was primarily due to a decrease of $0.8 million in revenue from pilots with biopharmaceutical partners as a result of milestones earned in 2023 that did not reoccur and a decrease of $1.1 million in other services revenue, partially offset by an increase of $0.6 million in clinical development revenue and an increase of $0.2 million in revenue earned from research services.
Cost of Screening Revenue (Exclusive of Amortization of Intangible Assets)

	Year Ended		Change
(in thousands)	December 31, 2024	December 31, 2023	$	%
Cost of screening revenue (exclusive of amortization of intangible assets)	$63,284	$47,966	$15,318	32%
The increase in cost of screening revenue (exclusive of amortization of intangible assets) of $15.3 million was primarily driven by an increase in test volume. Cost of screening revenue (exclusive of amortization of intangible assets) as a percent of revenue decreased in 2024 primarily due to improved efficiency in Galleri testing related to scalability with increased Galleri sales volume.
Cost of Development Services Revenue

	Year Ended		Change
(in thousands)	December 31, 2024	December 31, 2023	$	%
Cost of development services revenue	$6,444	$6,861	$(417)	(6%)
The decrease in cost of development services revenue of $0.4 million was primarily due to a decrease in labor costs associated with development services projects completed during the periods, partially offset by increases in overhead and materials expenses.

Research and Development
Research and development expenses for fiscal years 2024 and 2023 were as follows:

	Year Ended		Change
(in thousands)	December 31, 2024	December 31, 2023	$	%
Compensation expenses	$162,914	$174,469	$(11,555)	(7%)
Clinical studies	43,890	54,590	(10,700)	(20%)
Laboratory supplies and research collaboration expenses	43,205	41,863	1,342	3%
Allocated expenses	35,078	32,054	3,024	9%
Depreciation expenses	10,656	12,058	(1,402)	(12%)
Other expenses	26,637	23,711	2,926	12%
Total research and development	$322,380	$338,745	$(16,365)	(5%)
The decrease in the research and development expenses of $16.4 million was primarily attributable to the decrease in compensation expenses and clinical studies.
The decrease of $11.6 million in compensation expenses was primarily related to a decrease of $9.1 million in stock-based compensation, a decrease of $8.0 million in salaries and wages and a decrease of $3.2 million in variable compensation expense primarily due to the reduction in workforce related to the Restructuring Plan, partially offset by an increase of $8.7 million in severance and benefits related to the Restructuring Plan.
The decrease in clinical studies of $10.7 million was primarily due to completion of enrollment in our PATHFINDER 2 study and completion of final study visits in our NHS-Galleri Trial. The increase in laboratory supplies and research collaboration expenses of $1.3 million was primarily driven by the development and validation of our automated platform.
The increase of $3.0 million in allocated expenses was primarily attributable to higher software, IT, and facilities expenses being allocated to the research and development function.
The decrease in depreciation expenses of $1.4 million was primarily driven by fully depreciated assets.
The increase of $2.9 million in other expenses was primarily driven by an increase of $1.9 million in minimum royalty and intellectual property-related expenses, an increase of $1.3 million in the use of contractors and temporary labor, partially offset by a decrease of $0.3 million in cloud computing expenses primarily due to cost optimization efforts.
Sales and Marketing

	Year Ended		Change
(in thousands)	December 31, 2024	December 31, 2023	$	%
Sales and marketing	$153,958	$162,292	$(8,334)	(5%)
The decrease in sales and marketing expenses of $8.3 million was primarily attributable to a decrease of $2.5 million in compensation expenses primarily related to a decrease in salaries and wages of $4.9 million, a decrease in stock-based compensation of $2.2 million, and a decrease of $0.3 million in variable compensation expense primarily due to the reduction in workforce related to the Restructuring Plan, partially offset by a $4.9 million increase in severance and benefits related to the Restructuring Plan. Third-party marketing professional services expenses decreased by $2.2 million primarily due to a reduction in marketing event activities. Other expenses decreased by $3.6 million primarily due to decreases in allocated facilities expenses as a result of reductions in sales and marketing headcount.

General and Administrative

	Year Ended		Change
(in thousands)	December 31, 2024	December 31, 2023	$	%
General and administrative	$213,862	$200,268	$13,594	7%
The increase in general and administrative expenses of $13.6 million was primarily attributable to an increase of $12.3 million in legal and professional services expenses primarily associated with divestiture related advisory costs related to our Spin-Off completed on June 24, 2024. Compensation expenses increased by $1.8 million primarily driven by an increase of $4.0 million in severance and benefits related to the Restructuring Plan, an increase of $0.1 million in stock-based compensation, offset by decreases of $1.4 million in salaries and wages and $0.9 million in variable compensation expense primarily due to the reduction in workforce related to the Restructuring Plan. Costs associated with the use of contractors and temporary labor increased by $0.8 million. Other expenses decreased by $1.3 million primarily due to decreases in facilities costs, net of allocated expenses.
Goodwill and Intangible Assets Impairment

	Year Ended		Change
(in thousands)	December 31, 2024	December 31, 2023	$	%
Goodwill and intangible assets impairment	$1,420,936	$718,466	$702,470	98%
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
Interest Income

	Year Ended		Change
(in thousands)	December 31, 2024	December 31, 2023	$	%
Interest income	$26,733	$7,954	$18,779	236%
The increase in interest income of $18.8 million was primarily driven by an increase in interest earned on our money market funds and short-term marketable securities primarily due to an increase in the balance on hand as a result of the disposal funding provided by Illumina in connection with the Spin-Off.

Other Expense, net

	Year Ended		Change
(in thousands)	December 31, 2024	December 31, 2023	$	%
Other expense, net	$64	$(208)	$272	(131%)
The decrease in other expense of $0.3 million was primarily a result of the fluctuation of foreign currency exchange rates.
Benefit from Income Taxes

	Year Ended		Change
(in thousands)	December 31, 2024	December 31, 2023	$	%
Benefit from income taxes	$135,356	$41,951	$93,405	223%
The increase in benefit from income taxes of $93.4 million was primarily driven by an increase in pretax tax book losses for fiscal year 2024 when compared to fiscal year 2023, with consideration to the impact of the valuation allowance against pre-tax losses, as well as the impairments of intangible assets that reduced the Company’s net deferred tax liabilities.
Non-GAAP Financial Measures
In addition to our results provided throughout this Annual Report on Form 10-K that are determined in accordance with GAAP, this Annual Report on Form 10-K also includes the following non-GAAP financial measures for fiscal year 2024 and fiscal year 2023, which information should be read in conjunction with our audited Consolidated Financial Statements and the related notes and accompanying notes included elsewhere in this Annual Report on Form 10-K:
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

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023
Gross loss (1)	$(78,022)	$(95,611)
Amortization of intangible assets	133,889	133,889
Stock-based compensation	1,954	1,970
Adjusted Gross Profit	$57,821	$40,248
(1) Gross loss is calculated as total revenue less cost of revenue (exclusive of amortization of intangible assets) and cost of revenue — amortization of intangible assets.

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
We calculate Adjusted EBITDA as net income (loss) adjusted to exclude interest (income) expense, income tax expense (benefit), depreciation, impairment of goodwill and intangible assets, and amortization of intangible assets, which represent intangible assets resulting from pushdown accounting, legal and professional services fees related to the Acquisition and corresponding antitrust litigation, including compliance with the hold separate arrangements imposed by the European Commission and our divestment from Illumina, restructuring charges, and stock-based compensation. We believe that the items subject to these further adjustments are not indicative of our ongoing operations due to their nature, especially considering the impact of certain items as a result of the Acquisition.
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

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023
Net loss	$(2,027,005)	$(1,465,685)
Adjusted to exclude the following:
Interest income	(26,733)	(7,954)
Benefit from income taxes	(135,356)	(41,951)
Amortization of intangible assets (1)	138,333	138,333
Depreciation	19,723	20,364
Goodwill and intangible assets impairment (2)	1,420,936	718,466
Illumina/GRAIL merger & divestiture legal and professional services costs (3)	22,158	17,320
Stock-based compensation (4)	86,084	97,235
Restructuring (5)	18,313	—
Adjusted EBITDA	$(483,547)	$(523,872)
(1) Represents amortization of intangible assets, including developed technology and trade names.
(2) Reflects impairment of goodwill and intangible assets recognized as a result of the Acquisition.

(3) Represents legal and professional services costs associated with the Acquisition and corresponding antitrust litigation, including compliance with the hold separate arrangements imposed by the European Commission, and legal and professional services costs associated with the divestiture.
(4) Represents all stock-based compensation recognized on our standalone financial statements for the periods presented.
(5) Represents employee severance, benefits, payroll taxes, and other costs associated with the Restructuring Plan.
Liquidity and Capital Resources
Sources of Liquidity
From inception through the closing date of Illumina’s acquisition of GRAIL, we had funded our operations primarily through the sale and issuance of redeemable convertible preferred stock and receipt of continuation payments from Illumina. Post- Acquisition until completion of the Spin-Off, we received funding on a quarterly basis directly from Illumina. On June 21, 2024, in connection with the Spin-Off, we received a cash contribution of $932.3 million from Illumina. As of December 31, 2024, our cash and cash equivalents totaled $214.2 million and our short-term marketable securities totaled $549.2 million.
Future Funding Requirements
We began generating revenue in mid-2021, but we have continued to incur significant losses and negative cash flows from operations. Subsequent to the Acquisition, we have incurred net losses of $(9.8) billion which includes cumulative charges for impairment of goodwill and intangible assets of $(6.8) billion as well as $(461.1) million of cumulative intangible asset amortization expense as a result of pushdown accounting. We expect to incur additional losses as we conduct our research and development efforts and seek to achieve broad reimbursement of our current commercialized products. We believe that our existing cash and cash equivalents and short-term marketable securities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, as of the date of this Annual Report on Form 10-K. However, we anticipate that we will need to raise additional financing in the future to fund our operations. Our future capital requirements will depend on many factors, including the timing and extent of spending to support commercialization, market acceptance of our products prior to broad reimbursement, the timing of broad reimbursement, and launch of pipeline products. We are subject to typical risks associated with an early-stage commercial company and are developing the market for multi-cancer early detection. We may encounter complications with executing our business plans that may cause unforeseen expenses and adversely affect our business.
We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies, and intellectual property rights. We may be required to seek additional capital through equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations. We are also restricted in our ability to raise money through certain transactions or with certain parties pursuant to the terms of the Tax Matters Agreement we entered into with Illumina on June 24, 2024 in connection with the Spin-Off. We may also choose to raise funds through collaborations and licensing arrangements, in which case we may relinquish significant rights or grant licenses on terms that are not favorable to us. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023
Net cash used by operating activities	$(577,156)	$(595,800)
Net cash used by investing activities	(551,011)	(12,887)
Net cash provided by financing activities	1,244,300	463,766
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(62)	305
Net increase (decrease) in cash, cash equivalents, and restricted cash	$116,071	$(144,616)
Net Cash Used by Operating Activities
During fiscal year 2024, net cash used by operating activities consisted of a net loss of $2.0 billion, adjusted by non-cash charges of $1.5 billion, $53.8 million cash payments for equity awards, and cash used by changes in our operating assets and liabilities of $24.3 million. The non-cash adjustments primarily consisted of goodwill and intangible assets impairment of $1.4 billion, depreciation and amortization of $158.1 million, and stock-based compensation expense of $86.1 million, which was partially offset by a non-cash benefit of $134.3 million relating to deferred taxes. Changes in operating assets and liabilities was predominantly driven by a decrease in accounts payable of $14.6 million, a decrease in accrued and other liabilities of $12.9 million, and an increase in accounts receivable of $3.4 million, partially offset by a decrease in supplies of $3.1 million, a decrease in prepaid expenses and other current assets of $1.8 million, and a decrease in operating lease assets and liabilities of $1.7 million.
During fiscal year 2023, net cash used by operating activities consisted of a net loss of $1.5 billion, adjusted by non-cash charges of $939.1 million, $76.9 million cash payments for equity awards, and cash provided by changes in our operating assets and liabilities of $7.7 million. The non-cash adjustments primarily consisted of goodwill and intangible assets impairment of $718.5 million, depreciation and amortization of $158.7 million, and stock-based compensation expense of $97.2 million, which was partially offset by a non-cash benefit of $38.2 million relating to deferred taxes. Changes in operating assets and liabilities was predominantly driven by a decrease in operating lease assets and liabilities of $6.7 million, an increase in accounts payable of $2.9 million, and an increase in accrued and other liabilities of $2.4 million, partially offset by an increase in supplies of $1.9 million, an increase in accounts receivable of $1.4 million, and an increase in prepaid expenses and other current assets of $0.9 million.
Net Cash Used by Investing Activities
During fiscal year 2024, net cash used by investing activities primarily consisted of purchases of marketable securities of $545.8 million and $5.2 million for capital expenditures primarily related to purchases of machinery and equipment for use in our laboratories.
During fiscal year 2023, net cash used by investing activities primarily consisted of $12.9 million for capital expenditures primarily related to purchases of machinery and equipment for use in our laboratories.
Net Cash Provided by Financing Activities
During fiscal year 2024, net cash provided by financing activities primarily consisted of $1.2 billion in funding received from Illumina.
During fiscal year 2023, net cash provided by financing activities primarily consisted of $464.0 million in funding received from Illumina, offset by $0.2 million of taxes paid related to net share settlement of equity awards.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.
Material Cash Requirements
Our material cash requirements include the following contractual and other obligations as of December 31, 2024:
Leases
Historically, we have entered into operating leases for facilities and equipment used for research and development. Operating leases have remaining lease terms which range from 1 year to 9 years, and often include one or more options to renew. These renewal terms can extend the lease term from 5 to 15 years and are included in the lease term when it is reasonably certain that the option will be exercised. The exercise of lease renewal and termination options are at the sole discretion of GRAIL. We also have variable lease payments that are primarily comprised of common area maintenance and utility charges. As of December 31, 2024, we had undiscounted operating lease payment obligations of $86.0 million, with $15.2 million payable within twelve months of December 31, 2024.
Purchase Commitments
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude purchase orders for goods and services that are cancellable. Our non-cancelable purchase orders represent authorizations to purchase rather than binding agreements. The Company’s contractual commitment amounts are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The purchase commitments primarily relate to contractual commitments for future use of web services, laboratory supplies and marketing events in the normal course of business. As of December 31, 2024, we had non-cancelable purchase obligations of $60.3 million, with $21.1 million payable within twelve months of December 31, 2024.
Minimum Royalties
Minimum royalty payments are associated with licensing agreements related to research efforts. Minimum annual royalty payments do not include royalties that would be payable on net sales of Galleri or any future products, pursuant to existing agreements and licenses with Illumina, The Chinese University of Hong Kong, and other third parties in excess of minimum annual royalty payments. As of December 31, 2024, we had minimum royalties of $6.8 million, with $1.0 million payable within twelve months of December 31, 2024.
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based on our audited Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these audited Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the audited Consolidated Financial Statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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
Accrued Clinical Studies and Research and Development Expenses
We accrue for estimated costs of research and development activities conducted by third-party service providers, including those conducting clinical studies. We record the estimated costs of research and development activities based upon the estimated amount of services provided and include these costs in accrued liabilities in our consolidated balance sheets and within research and development expenses in our consolidated statements of operations. These costs are a significant component of our research and development expenses. We accrue for these costs based on factors such as estimates of the work completed and in accordance with agreements established with our third-party service providers. We make judgments and estimates in determining the accrued liabilities balance in each reporting period.
Stock-Based Compensation
Prior to the Spin-Off, we compensated our employees through a long-term incentive program that included GRAIL cash-based equity incentive awards (“Cash-Based Equity Awards”). As these awards were indexed to the value of GRAIL and settled in cash, they were accounted for under ASC 718 Compensation - Stock Compensation as a liability- classified award because the substantive terms of the award required cash settlement on each vesting date. Under ASC 718, we elected to expense the compensation cost over the life of the award via a straight-line method, recognized in stock-based compensation expense. This method resulted in the amount of compensation cost recognized as of any date being at least equal to the earned portion of the expected fair value of the awards on the vest date. Since we did not have actively traded standalone stock, GRAIL’s standalone value calculation was estimated by the Company based on its internal analysis and on input from our independent valuation advisors. To estimate the value of GRAIL, various assumptions were used, including assumptions related to our long-range financial projections, applicable discount rate and terminal growth rate. While we believe the assumptions used were reasonable, assumptions are inherently subject to uncertainty and, as previously noted, small variations in these assumptions could have had a significant impact on the concluded value.
The value of the Cash-Based Equity Awards was recorded over the respective vesting periods of the Cash-Based Equity Awards, with recognition of a corresponding liability recorded in incentive plan liabilities in the consolidated balance sheets. The Cash-Based Equity Awards were remeasured at each reporting date until settlement, with changes in value recognized in stock-based compensation expense. On April 30, 2024, Illumina’s Compensation Committee approved an adjustment of the ordinary course payouts of the Cash-Based Equity Awards providing that the Cash-Based Equity Awards would be paid based on their nominal (face) value without adjustment based on changes in equity value. Subsequent to this adjustment to the Cash-Based Equity Awards and continuing until the Spin-Off, the Cash-Based Equity Awards expensed based on such nominal (face) value in accordance with their applicable vesting schedules.
In connection with the Spin-Off, pursuant to the Employee Matters Agreement, our Cash-Based Equity Awards were modified (the “Award Modification”). Our cash settled, liability-classified awards were modified into RSUs that will be settled in shares of our common stock upon vesting. The unvested performance stock options held by certain GRAIL employees to purchase Illumina stock were converted to options to purchase our common stock. See Note 7 — Stock-Based Compensation for further details of the Award Modification.
The grant date fair value of RSUs and deferred stock units (“DSUs”) are determined based on the closing market price of our common stock on the date of the grant, but (i) in the case of RSUs resulting from the Award Modification, were based on the closing market price of GRAIL’s common stock on the date of the Award Modification, and (ii) in the case of DSUs resulting from deferrals of director cash fees, are determined based on the closing market price of GRAIL’s common stock on the date on which such fees would have been otherwise paid). Stock-based compensation expense is recognized based on the fair value on a straight-line basis over the requisite service periods of the RSUs and DSUs.
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

Goodwill and Indefinite-Lived Intangible Assets Impairment
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
Discount rates were determined using a weighted average cost of capital for risk factors specific to us and other market and industry data. In the most recent analysis, a discount rate of 51.5% was used for the goodwill assessment and 46.5% and 20% was used for the intangible assets assessments. The estimates and assumptions used in our assessment represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Specifically for the recent goodwill impairment analysis, valuation estimates from financial advisors derived from revenue multiples from peer public companies was used. For the recent indefinite-lived intangible assets impairment analysis, discount rate estimates derived from the American Institute of Certified Public Accountants (“AICPA”) Accounting and Valuation Guide were used. The assumptions used are inherently subject to uncertainty and we note that small changes in these assumptions could have a significant impact on the concluded value.
Income Taxes
Our provision for income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated future taxes to be paid. Judgments and estimates based on interpretations of existing tax laws or regulations in the United States and foreign jurisdictions where we are subject to income tax are required in determining our provision for income taxes. Changes in tax laws, regulations, or statutory tax rates (including the implementation of global minimum tax rates in certain jurisdictions), and estimates of our future taxable income could impact the deferred tax assets and liabilities provided for in the consolidated financial statements and would require an adjustment to the provision for income taxes.
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
We recognize the impact of a tax position in our consolidated financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Due to the complexity of some of the uncertainties, the ultimate resolution may result in payments that are materially different from our current estimate of the tax liability. These differences, as well as any interest and penalties, will be reflected in the provision for income taxes in the period in which they are determined.
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
Recent Accounting Pronouncements
See Note 2 — Summary Of Significant Accounting Policies to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for details of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are exposed to market risk related to changes in interest rates related primarily to our cash, cash equivalents and marketable securities. We had cash and cash equivalents of $214.2 million as of December 31, 2024, which consisted primarily of bank deposits, money market funds, and marketable securities. Our marketable securities are held in U.S. government treasury bills. As of December 31, 2024, we had short-term marketable securities of $549.2 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. The primary objective of our investment activities is to preserve capital to fund our operations. We do not enter into investments for trading or speculative purposes.
Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, a hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our Consolidated Financial Statements.
Foreign Currency Sensitivity
The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the British pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against the foreign currencies affects the reported amounts of expenses, assets, and liabilities associated with certain activities. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GRAIL, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GRAIL, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2023.
San Diego, California
March 5, 2025

GRAIL, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$214,234	$97,287
Short-term marketable securities	549,236	—
Accounts receivable, net(1)	20,312	16,942
Supplies(2)	18,632	21,695
Prepaid expenses and other current assets(3)	17,447	20,141
Total current assets	819,861	156,065
Property and equipment, net(4)	69,061	84,995
Operating lease right-of-use assets	66,373	84,386
Restricted cash	3,349	4,225
Intangible assets, net	2,016,890	2,687,223
Goodwill	—	888,936
Other non-current assets	7,773	7,984
Total assets	$2,983,307	$3,913,814
Liabilities and stockholders’/member’s equity
Current liabilities:
Accounts payable(5)	$4,844	$19,673
Accrued liabilities(6)	57,241	73,806
Incentive plan liabilities	—	54,513
Operating lease liabilities, current portion	13,260	14,809
Other current liabilities	1,580	809
Total current liabilities	76,925	163,610
Operating lease liabilities, net of current portion	54,881	69,598
Deferred tax liability, net	345,860	32,921
Other non-current liabilities	2,236	1,498
Total liabilities	479,902	267,627
Commitments and contingencies (Note 9)
Stockholders’/member’s equity:
Preferred stock, par value of $0.001 per share; 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock $0.001 par value per share, 1,500,000,000 shares authorized, 33,893,409 shares issued and outstanding as of December 31, 2024, no shares authorized, issued and outstanding as of December 31, 2023	34	—
Additional paid-in capital	12,305,250	—
Member’s equity	—	11,421,446
Accumulated other comprehensive income	1,451	1,066
Accumulated deficit	$(9,803,330)	$(7,776,325)
Total stockholders’/member’s equity	2,503,405	3,646,187
Total liabilities and stockholders’/member's equity	$2,983,307	$3,913,814
(1) Includes related party accounts receivable, net of $65 and $80, respectively.
(2) Includes related party supplies of $3,130 and $5,855, respectively.
(3) Includes related party prepaid expenses and other current assets of $77 and $41, respectively.
(4) Includes related party property and equipment, net of $2,227 and $3,640, respectively.
(5) Includes related party accounts payable of $— and $168, respectively.
(6) Includes related party accrued liabilities of $104 and $95, respectively.
See accompanying notes to consolidated financial statements.

GRAIL, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year Ended
	December 31, 2024	December 31, 2023	January 1, 2023
Revenue:
Screening revenue(1)	$108,627	$74,999	$39,817
Development services revenue	16,968	18,106	15,733
Total revenue	125,595	93,105	55,550
Costs and operating expenses:
Cost of screening revenue (exclusive of amortization of intangible assets)(2)	63,284	47,966	32,140
Cost of development services revenue(3)	6,444	6,861	5,968
Cost of revenue — amortization of intangible assets	133,889	133,889	133,889
Research and development(4)	322,380	338,745	329,576
Sales and marketing	153,958	162,292	122,328
General and administrative(5)	213,862	200,268	174,108
Goodwill and intangible assets impairment	1,420,936	718,466	4,700,431
Total costs and operating expenses	2,314,753	1,608,487	5,498,440
Loss from operations	(2,189,158)	(1,515,382)	(5,442,890)
Other income:
Interest income	26,733	7,954	1,740
Other income (expense), net	64	(208)	(238)
Total other income, net	26,797	7,746	1,502
Loss before income taxes	(2,162,361)	(1,507,636)	(5,441,388)
Benefit from income taxes	135,356	41,951	42,290
Net loss	$(2,027,005)	$(1,465,685)	$(5,399,098)
Net loss per share — Basic and Diluted	$(63.54)	$(47.21)	$(173.89)
Weighted-average shares of common stock used in computing net loss per share:	31,901,259	31,049,148	31,049,148
(1) Includes related party screening revenue of $460, $652 and $694, respectively.
(2) Includes related party cost of screening revenue of $13,091, $8,532 and $4,142, respectively.
(3) Includes related party cost of development services revenue of $637, $238 and $227, respectively.
(4) Includes related party research and development expenses of $18,843, $19,508 and $18,780, respectively.
(5) Includes related party general and administrative expenses of $104, $206 and $614, respectively.
See accompanying notes to consolidated financial statements

GRAIL, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023	January 1, 2023
Net loss	$(2,027,005)	$(1,465,685)	$(5,399,098)
Other comprehensive income:
Net unrealized gain on marketable securities, net of tax	266	—	—
Foreign currency translation adjustment	119	172	579
Comprehensive loss	$(2,026,620)	$(1,465,513)	$(5,398,519)
See accompanying notes to consolidated financial statements.

GRAIL, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Member’s Equity	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’/Member’s Equity
Balance as of January 2, 2022	$—	$—	$10,341,750	$—	$315	$(911,542)	$9,430,523
Net loss	—	—	—	—	—	(5,399,098)	(5,399,098)
Stock-based compensation expense	—	—	9,884	—	—	—	9,884
Other comprehensive loss	—	—	—	—	579	—	579
Contribution from member, net	—	—	604,273	—	—	—	604,273
Balance as of January 1, 2023	—	$—	$10,955,907	$—	$894	$(6,310,640)	$4,646,161
Net loss	—	—	—	—	—	(1,465,685)	(1,465,685)
Stock-based compensation expense	—	—	1,773	—	—	—	1,773
Other comprehensive loss	—	—	—	—	172	—	172
Contribution from member, net	—	—	463,766	—	—	—	463,766
Balance as of December 31, 2023	—	$—	$11,421,446	$—	$1,066	$(7,776,325)	$3,646,187
Net loss	—	—	—	—	—	(2,027,005)	(2,027,005)
Stock-based compensation expense	—	—	326	31,607	—	—	31,933
Other comprehensive income	—	—	—	—	385	—	385
Contribution from member, net	—	—	312,000	—	—	—	312,000
Recognition of deferred tax liability in connection with the Spin-Off*	—	—	(447,190)	—	—	—	(447,190)
Reclassification of incentive plan liabilities to additional paid-in capital	—	—	—	54,795	—	—	54,795
Disposal funding received in connection with the Spin-Off*	—	—	932,300	—	—	—	932,300
Issuance of common stock in connection with the Spin-Off and reclassification of contribution from member, net*	31,049,148	31	(12,218,882)	12,218,851	—	—	—
Vesting of restricted stock units	2,844,261	3	—	(3)	—	—	—
Balance as of December 31, 2024	33,893,409	$34	$—	$12,305,250	$1,451	$(9,803,330)	$2,503,405
*See Note 1 — Organization And Description Of Business for more information on the Spin-Off.
See accompanying notes to consolidated financial statements.

GRAIL, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended
	December 31, 2024	December 31, 2023	January 1, 2023
Cash flows from operating activities
Net loss	$(2,027,005)	$(1,465,685)	$(5,399,098)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of intangibles assets	138,333	138,333	138,333
Depreciation	19,723	20,364	16,430
Stock-based compensation expense	86,084	97,235	75,729
Cash payment for equity awards	(53,807)	(76,910)	(41,009)
Deferred income taxes	(134,251)	(38,153)	(39,063)
Amortization of discount on marketable securities	(3,167)	—	—
Goodwill and intangible assets impairment	1,420,936	718,466	4,700,431
Other	276	2,829	1,398
Changes in operating assets and liabilities:
Accounts receivable(1)	(3,370)	(1,383)	(8,676)
Supplies(2)	3,073	(1,940)	(14,082)
Operating lease right-of-use assets and liabilities, net	1,747	6,712	4,924
Prepaid expenses and other assets(3)	1,823	(908)	(10,526)
Accounts payable(4)	(14,635)	2,889	2,340
Accrued and other liabilities(5)	(12,916)	2,351	11,556
Net cash used by operating activities	(577,156)	(595,800)	(561,313)
Cash flows from investing activities
Purchases of property and equipment(6)	(5,208)	(12,887)	(22,859)
Purchases of marketable securities	(545,803)	—	—
Net cash used by investing activities	(551,011)	(12,887)	(22,859)
Cash flows from financing activities
Cash funding received from Illumina	1,244,300	464,000	609,000
Taxes paid related to net share settlement of equity awards	—	(234)	(4,183)
Net cash provided by financing activities	1,244,300	463,766	604,817
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(62)	305	(511)
Net increase (decrease) in cash, cash equivalents, and restricted cash	116,071	(144,616)	20,134
Cash, cash equivalents and restricted cash — beginning of period	101,512	246,128	225,994
Cash, cash equivalents and restricted cash — end of period	$217,583	$101,512	$246,128
Represented by:
Cash and cash equivalents	$214,234	$97,287	$241,596
Restricted cash	3,349	4,225	4,532
Total	$217,583	$101,512	$246,128
Supplemental cash flow information:
Property and equipment included in accounts payable and accrued liabilities	—	(1,326)	(1,940)
Operating cash flows from operating leases, net	(19,272)	(18,733)	(17,536)
(1) Includes changes in related party accounts receivable of $15, $133 and $(92), respectively.
(2) Includes changes in related party supplies of $2,725, $(871) and $(2,214), respectively.
(3) Includes changes in related party prepaid and other current assets of $(36), $27 and $761, respectively.
(4) Includes changes in related party accounts payable of $(168), $(2,965) and $2,331, respectively.
(5) Includes changes in related party accrued liabilities of $9, $91 and $(2,400), respectively.
(6) Includes related party purchases of property and equipment of $—, $(2,644) and $(1,755), respectively.
See accompanying notes to Consolidated financial statements.

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
GRAIL was previously acquired by Illumina, Inc. (”Illumina”) in August 2021, at which point it became a 100% owned subsidiary of Illumina, and held separate as a part of binding hold separate commitments implemented pursuant to orders issued by the European Commission. See Note 10 — Legal And Regulatory Proceedings for additional details. GRAIL separated from Illumina on June 24, 2024, as described below. GRAIL was a limited liability company (“LLC”) from August 19, 2021 to June 21, 2024 when it was converted into a corporation (the “Conversion”) in anticipation of such separation.
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
In connection with the Spin-Off, the Company entered into or adopted agreements that provide a framework for the relationship between the Company and Illumina, including, but not limited to the following:
•Separation and Distribution Agreement — governed the terms and conditions of the Spin-Off and sets forth aspects of the Company’s and Illumina’s relationship following the Spin-Off. See Note 10 — Legal And Regulatory Proceedings for more information regarding the contingencies related to this agreement.
•Tax Matters Agreement — governs the respective rights, responsibilities and obligations of Illumina and the Company after the Spin-Off with respect to all tax matters and includes restrictions to preserve the tax-free status of the Distribution. See Note 13 — Taxes for more information regarding income taxes and Note 10 — Legal And Regulatory Proceedings regarding the contingencies related to this agreement.
•Employee Matters Agreement — addresses employment, compensation, and benefits matters, including the allocation and treatment of assets and liabilities relating to employees and compensation and benefits plans and programs in which GRAIL employees participate, as well as the treatment of cash-based incentive awards in connection with the Spin-Off. See Note 7 — Stock-Based Compensation for further details regarding treatment of equity awards.
•Stockholder and Registration Rights Agreement — governs the respective rights, responsibilities and obligations of Illumina and the Company after the Spin-Off with respect to Illumina’s continuing ownership of GRAIL common stock.
•Supply and Commercialization Agreement Amendment — amends the Company’s supply and commercialization agreement with Illumina, which governs the ongoing supply and commercial relationship, including licensing, royalty payments and intellectual property between GRAIL and Illumina. See Note 15 — Related Party Transactions for more information regarding the royalty arrangements with Illumina.

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Illumina provided the Company with disposal funding (the “Disposal Funding”) in the amount of $932.3 million in accordance with the Separation and Distribution Agreement, subject to a clawback feature in the event that the Company (i) consummates a change in control transaction, sells or licenses substantially all of its assets or adopts a plan of liquidation (collectively, a “GRAIL Change of Control”), or (ii) (1) pays any dividend on, or makes any other distribution in respect of, any shares of its capital stock or other equity or voting interests (other than a stock dividend or a stock split), or otherwise consummates a return of capital from the Company to any of its equity holders or (2) redeems, purchases or otherwise acquires any of its outstanding shares of capital stock or other equity or voting interests (other than the acquisition of any shares in order to effectuate a “net settlement” transaction for the purposes of satisfying tax withholding obligations arising in connection with the grant, vesting, exercise and/or settlement of any outstanding incentive equity awards of GRAIL held by its current or former employees), in each case, prior to September 24, 2025 (the 15-month anniversary of the Distribution Date). If the Company consummates a transaction described in the foregoing clause (i), the Company must return to Illumina a cash amount decreasing over time calculated by reference to the number of months which have elapsed since the Distribution Date at the time of the public announcement of the event giving rise to the change of control. If the Company consummates a transaction described in the foregoing clause (ii), the Company must return to Illumina a cash amount equal to the payments made by the Company in connection with such transaction. The amount of clawback payments made cannot exceed the amount of the initial disposal funding. See Note 10 — Legal And Regulatory Proceedings — Contingencies for details.
Our Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to manage its net loss and to become profitable and operate profitably, to manage the Company’s negative cash flows from operations and to generate positive cash flows from operations, and the Company’s ability to obtain financing to support working capital requirements. The Company had $214.2 million of cash and cash equivalents and $549.2 million of short-term marketable securities as of December 31, 2024.
The Company believes that its existing cash and cash equivalents and short-term marketable securities will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months, as of the date these consolidated financial statements were filed.
Fiscal Year
The Company has a fiscal year end of December 31. Prior to the Spin-Off, the Company’s fiscal year was the 52 or 53 weeks ending the Sunday closest to December 31. References to 2024, 2023 and 2022 refer to the fiscal years ended December 31, 2024, December 31, 2023, and January 1, 2023, respectively, which were all 52 weeks.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements represent the historical operations of the standalone GRAIL legal entity and include purchase accounting adjustments and certain tax adjustments as if the Company filed a separate income tax return and was not included in Illumina’s consolidated return for the period of time the Company was owned by Illumina. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the consolidated financial statements.
Illumina’s acquisition of GRAIL in August 2021 (“the Acquisition”) represented a change of control with respect to GRAIL. Given GRAIL, Inc. merged with SDG Ops, Inc., which then merged with SDG Ops LLC, authoritative guidance (ASC 805-50-30) required pushdown accounting to be applied for the Second Merger amongst entities under common control. As a result of the application of pushdown accounting, the separately

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
issued financial statements of GRAIL reflect Illumina’s basis in the assets and liabilities of GRAIL which were remeasured to fair value as of the closing date of Illumina’s acquisition of GRAIL (“Closing Date”). Intangible assets included developed technology, in-process research and development, and trade names, as well as goodwill. There were also various other purchase price adjustment entries made in connection with the Acquisition that impacted the GRAIL standalone financial statements.
Management considered the need to allocate any shared costs incurred by the parent, Illumina, to the accompanying consolidated financial statements. As previously discussed, the European Commission had adopted an order requiring Illumina and GRAIL to be held and operated as distinct and separate entities. As no integration ever occurred, management concluded that no material allocations are required. However, amounts recognized by the Company are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company operated independently of the parent. Related party transactions with Illumina are discussed further in Note 15 — Related Party Transactions.
These consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and other market- specific or other relevant assumptions that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to estimation of variable consideration, estimation of credit losses, standalone selling price included in contracts with multiple performance obligations, measure of progress toward the completion and satisfaction of performance obligations, accrued clinical studies and research and development expenses, stock-based compensation expense, measurement of liability-classified awards, valuation of goodwill and intangible assets, useful lives of intangible assets and property and equipment, determination of incremental borrowing rate for operating leases, contingencies, and the provision for income taxes, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results could differ from those estimates, and such differences could be material to the consolidated financial statements.
Concentration of Credit Risk
Financial Instruments
The Company is subject to credit risk from its portfolio of cash, cash equivalents and short-term marketable securities held at three accredited financial institutions. As of December 31, 2024, the Company had approximately $214.2 million of cash deposits and cash equivalents and short-term marketable securities of $549.2 million. The Company limits its exposure to credit losses by investing in money market funds and U.S government treasury securities through U.S. banks with high credit ratings. The Company’s cash consists of deposits held with banks that may at times exceed federally insured limits, however, its exposure to credit risk in the event of default by the financial institution is limited to the extent of amounts recorded on the consolidated balance sheets. The Company performs evaluations of the relative credit standing of these financial institutions to limit the amount of credit exposure. The Company has not experienced any losses in such accounts.
The Company has policy limits for the amount it can invest in any one type of security, except for securities issued or guaranteed by the U.S. government. The goals of the Company’s investment policy, in order of priority, are as follows: minimize risk of the invested capital (including credit risk, interest rate risk and concentration risk), provide liquidity in a timely manner to accommodate operational and capital needs, and subject to the foregoing, seek to generate a reasonable return based on market conditions and given these risk and liquidity guidelines. As

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of December 31, 2024, the Company had no off-balance sheet concentrations of credit risk. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, investment type and issuer, as a result, the Company is not exposed to any significant concentrations of credit risk from these financial instruments.
Customers
The Company is subject to credit risk related to its accounts receivable. Accounts receivable primarily arise from testing services performed in the United States and are primarily with biopharmaceutical companies, employers, healthcare organizations, concierge medicine practices, life insurance companies, and individuals. The Company does not require collateral. Accounts receivable are recorded net of the allowance for credit losses.
Significant customers are those that represent more than ten percent of total revenue or accounts receivable, net balances for the periods and as of each consolidated balance sheet date presented, respectively. Revenue from a major customer that accounted for 10% or more of total revenue is as follows:

	Year Ended
	December 31, 2024	December 31, 2023	January 1, 2023
Customer A	11%	14%	21%
Customers that accounted for 10% of more of total accounts receivable balance are as follows:

	As of December 31,
	2024	2023
Customer A	32%	43%
Suppliers
The Company is subject to a concentration risk for equipment, supplies and reagents that are available from a limited number of sources. We source certain laboratory equipment, supplies and reagents used to perform testing services and research and development from single vendors. Historically, we have not experienced significant issues sourcing equipment and supplies needed to perform testing services.
Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on deposit with banks denominated in U.S. Dollars and British Pounds, money market funds, and all highly liquid investments with an original maturity of three months or less.
Restricted Cash
Restricted cash is comprised of cash that is restricted as to withdrawal or use related to letters of credit for the Company’s operating lease agreements.
Short-term marketable securities
The Company classifies its investments as available-for-sale, which consist of high-grade United States (“U.S.”) government treasury bills and are reported at fair value. Management determines the appropriate classification of investments at the time of purchase and re-evaluates such designation as of each balance sheet date. Marketable securities that mature within twelve months from the balance sheet date are classified as short-term marketable securities and those with maturities over twelve months from the balance sheet date are

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
classified as long-term marketable securities. Unrealized holding gains and losses are reflected as a separate component of shareholders’ equity in accumulated other comprehensive gain (loss) until realized. Realized gains and losses on the sale of these securities are recognized in net income or loss.
The amended guidance from ASU 2016-13 requires the measurement of expected credit losses for available-for-sale debt securities held at the reporting date over the remaining life based on historical experience, current conditions, and reasonable and supportable forecasts. The Company regularly evaluates its investment portfolio under the available-for-sale debt securities impairment model guidance for indications of possible impairment from credit losses or other factors. For available-for-sale debt securities in an unrealized loss position, the Company evaluates whether a current expected credit loss exists based on available information relevant to the credit rating of the security, current economic conditions and reasonable and supportable forecasts. The Company’s investment portfolio is composed of low-risk, investment grade securities and thus the Company has not recorded an expected credit loss for its investment portfolio.
Fair Value of Financial Instruments
The fair value of financial assets and liabilities is determined using the fair value hierarchy established in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:
Level 1 —Observable inputs, such as quoted prices in active markets for identical assets and liabilities.
Level 2 —Observable inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 —Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
The carrying amounts for financial instruments such as accounts receivable, net, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate fair value due to their short-term nature.
Accounts Receivable, Net
Accounts receivable represent unconditional rights to consideration from customers. Accounts receivable are evaluated regularly for collectability and potential credit losses. Allowance for credit losses is estimated based on management’s assessment of historical collection trends and the financial conditions of customers, among other factors. These reserves are re-evaluated on a regular basis and adjusted, as needed. Once a receivable is deemed to be uncollectible, the receivable balance is charged against the reserve. As of December 31, 2024, and December 31, 2023, the Company had $3.8 million and $3.1 million of allowance for credit losses, respectively.
Supplies
Supplies consists of materials and reagents consumed in the performance of testing services. The Company periodically analyzes supply levels and expiration dates, and writes down supply that has become obsolete or that has a cost basis in excess of expected sales requirements as cost of revenue. The Company records an allowance for excess or obsolete supplies using an estimate based on historical trends, usage forecasts and evaluation of near-term expirations.

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the useful life of the improvements. Repair expenses and maintenance costs are expensed as incurred. When an item is sold or disposed of, the cost and related accumulated depreciation or amortization is eliminated and the resulting gain or loss, if any, is recorded in the consolidated statements of operations.
The estimated useful lives of the major classes of property and equipment are generally as follows:

Useful Life (in Years)
Laboratory equipment	3 to 5
Computer hardware	3
Computer software	3
Furniture and fixtures	5
Leasehold improvements	Lease Term
Leases
Leases are classified as operating or financing at lease inception and as necessary at modification. Leased assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.
Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. When readily determinable, the Company uses the rate implicit in the lease to discount lease payments; however, when the rate is not readily determinable, the Company uses the incremental borrowing rate based on the information available at the commencement date. The incremental borrowing rate is the rate of interest that a company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. The operating lease ROU asset also includes any initial direct costs, lease payments made prior to lease commencement, and lease incentives received. Variable lease payments are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities.
For each lease, the determined lease term is based on a noncancellable period, including any rent-free periods provided by the lessor, and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease cost for lease payments is recognized on a straight-line basis over the lease term. Certain lease agreements contain lease and non-lease components. The Company accounts for non-lease components as part of the lease component to which they relate.
The Company does not recognize ROU assets and lease liabilities for short-term leases, which have a lease term of twelve months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.
Goodwill and Intangible Assets
Intangible assets identified in the Acquisition include GRAIL trade names, developed technology, and GRAIL in-process research and development (“IPR&D”) and were measured at fair value as of the closing date of Illumina’s acquisition of GRAIL (“Closing Date”). Goodwill represents the excess of purchase price paid cost over fair value of the net identifiable assets acquired.

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s trade names, GRAIL and Galleri, have brand recognition in the market related to the services GRAIL provides customers and the research and development activities GRAIL performs. GRAIL’s developed technology includes intangible assets related to Galleri, its multi-cancer early detection test that was launched as a laboratory-developed test (“LDT”) in 2021, as well as a diagnostic aid for cancer (“DAC”) test. The developed technology underpins both Galleri, designed as a cancer screening test for asymptomatic individuals over 50 years of age, and DAC that is being designed to accelerate diagnostic resolution for patients for whom there is a clinical suspicion of cancer. The cost of identifiable intangible assets with finite lives, such as trade names and developed technology assets, are amortized on a straight-line basis over the assets’ respective estimated useful lives of 9 years and 18 years, respectively.
The Company’s IPR&D includes assets related to GRAIL’s development of a minimal residual disease (“MRD”) test, a post-diagnostic test, that is currently under development. IPR&D is considered indefinite-lived and therefore is not amortized until completed and placed into service, at which point it will begin to be amortized over its estimated useful life or expensed upon abandonment of the associated research and development efforts.
While goodwill and IPR&D are not amortized, they are reviewed for impairment at least annually or more frequently if events or circumstances indicate a potential for impairment. Goodwill and IPR&D are considered impaired if the carrying value of the reporting unit or IPR&D asset exceeds its respective fair value.
The Company performs its goodwill impairment analysis at the reporting unit level. The Company has one reporting unit, which aligns with its reporting structure and availability of discrete financial information. During the goodwill impairment review, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the Company’s reporting unit is less than the carrying amount, including goodwill. During the indefinite-lived intangible asset impairment review, the Company assesses the qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset fair value is less than the carrying amount. The qualitative factors considered include, but are not limited to, macroeconomic conditions, industry and market considerations, and our overall financial performance. If the Company determines that it is not more likely than not that the fair value of our reporting unit or the intangible asset is less than the carrying amount, no additional assessment is necessary. If the carrying amount of the reporting unit or intangible asset exceeds its fair value, the Company records an impairment loss based on the excess. The Company may elect to bypass the qualitative assessment in a period and proceed to perform the quantitative goodwill and indefinite-lived intangible asset impairment test.
Impairment of Long-Lived Assets
Long-lived assets, other than goodwill and IPR&D (as described above), are evaluated for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. Should impairment exist, the impairment would be measured as the amount by which the carrying amount of the assets exceeds the fair value of those assets.
Segments
The Company operates and manages its business as one reportable operating segment which provides multi-cancer early detection testing and services. The chief operating decision maker reviews financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the company resources. Substantially all of the Company’s long-lived assets are located in the United States.
Revenue Recognition
Revenue is accounted for in accordance with Topic 606, which provides for a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. Revenues are derived from screening and development services. The Company’s revenues were primarily generated in the United States.

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Screening Revenue
The Company recognizes screening revenue from the sale of cancer screening testing services for patients. Patients obtain tests via their employers, healthcare systems, payors, concierge medicine practices, life insurance providers or directly via telemedicine. Patients receive the multi-cancer early detection kit after the order is placed and complete the blood draw. The specimen is then sent to the Company’s lab, the test is processed, and the result is electronically delivered to the patients’ physician. The test price is based on the negotiated contractual rate with the Company’s direct customers, otherwise the Company’s standard list price applies. The Company identifies each sale of its test to a customer as a single performance obligation; therefore, revenue is recognized at the point of time when the test result report is delivered. Invoices are generally due within 30 days of receipt.
For self-pay patients, the Company has concluded that an implied contract exists, however the transaction price for the implied contract represents variable consideration as there are situations in which the Company is not expected to collect the full invoiced amounts from self-pay patients due to price concessions. The Company utilizes the expected value approach to estimate the transaction price and applies a constraint for such variable consideration, on a portfolio basis. The Company monitors the estimated amounts to be collected at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected collection period and compares it with the estimated variable consideration for each portfolio and any difference is recognized as an adjustment to estimated revenue after the expected collection period, subject to assessment of the risk of future revenue reversal.
Development Services Revenue
Development services revenue includes development activities performed in partnership with biopharmaceutical companies. The Company’s targeted methylation-based technology enables development of products and services to optimize treatment once a cancer has been diagnosed. Biopharmaceutical partners engage the Company to run pilots and research studies to evaluate and learn about the technology’s application. The Company evaluates the terms and conditions included within its development services contracts with biopharmaceutical customers to ensure appropriate revenue recognition, including whether services are considered distinct performance obligations. The Company first identifies material promises under the contract and then evaluates whether these promises are capable of being distinct within the context of the contract. In assessing whether a promised service is capable of being distinct, the Company considers whether the customer could benefit from the service either on its own or together with other resources that are readily available to the customer, including factors such as the research, development, and commercialization capabilities of a third party as well as the availability of the associated expertise in the general marketplace. For contracts with multiple performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling price by considering the historical selling price of these performance obligations in similar transactions as well as other factors, including, but not limited to, the price that customers in the market would be willing to pay, competitive pricing of other vendors, industry publications and current pricing practices, and expected costs of satisfying each performance obligation plus appropriate margin; or by using the residual approach if standalone selling price is not observable, by reference to the total transaction price less the sum of the observable standalone selling prices of other performance obligations promised in the contract.
Biopharmaceutical partners engage the Company to run pilot and research studies by sending patient samples and comparing the Company’s test result to their expected result for evaluation of performance and application. The Company recognizes revenue as performance obligations are completed.
Following favorable results from pilot and research studies, biopharmaceutical partners and the Company may enter into development service agreements related to clinical trial and companion diagnostic device development and regulatory submissions for the developed product(s). These agreements typically have multiple commitments of services and therefore have longer performance periods. The Company uses an input method based on costs incurred to measure its progress toward the completion and satisfaction of the performance

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
obligations. The Company assesses the changes to the total expected cost estimates as well as any incremental fees negotiated resulting from changes to the scope of the original contract in determining the revenue recognized at each reporting period. Invoices are generally due within 60 days.
Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition from contracts with customers. For example, prepayments received from patients for screening testing services and development services and other contracts with biopharmaceutical customers often contain upfront payments which results in the recording of deferred revenue to the extent cash is received prior to the Company’s performance of the related development services. Contract liabilities are relieved as the Company performs its obligations under the contract and revenue is recognized. Deferred revenue was $1.6 million and $0.8 million as of December 31, 2024 and December 31, 2023, respectively, all of which is considered short-term and was recorded within other current liabilities on the accompanying consolidated balance sheets.
Cost of Screening Revenue
Cost of screening revenue generally consists of cost of materials, labor including salaries and wages, bonus, benefits and stock-based compensation, amortization of GRAIL intangible assets, blood collection kits and shipping, phlebotomy, royalties, electronic medical records, equipment depreciation, and allocations of overhead expenses such as facilities and information technology costs. Per the terms of the Separation and Distribution Agreement with Illumina, the royalty arrangement with Illumina is suspended until the earlier of December 24, 2026 or any change of control of the Company, at which time a high-single digit royalty payments will be payable.
Cost of Development Services Revenue
Cost of development services revenue generally consists of materials and patient sample acquisition, labor including salaries and wages, bonus, benefits and stock-based compensation, royalties, equipment depreciation, and allocations of overhead expenses such as facilities and information technology costs. Per the terms of the Separation and Distribution Agreement with Illumina, the royalty arrangement with Illumina is suspended until the earlier of December 24, 2026 or any change of control of the Company, at which time a high-single digit royalty payments will be payable.
Accrued Clinical Studies and Research and Development Expenses
Estimates of unbilled costs of research and development activities for clinical studies conducted by third- party service providers are accrued. The estimated costs of research and development activities are recorded based upon the estimated amount of services provided. These costs are included in accrued liabilities in the consolidated balance sheets and within research and development expenses in the consolidated statements of operations. These costs are a significant component of research and development expenses. The costs are accrued based on factors such as estimates of the work completed and in accordance with agreements established with third-party service providers. The judgments and estimates in determining the accrued liabilities balance are assessed in each reporting period.
Research and Development
Research and development expenses include costs incurred to develop the Company’s technology (prior to establishing technological feasibility), collect clinical samples, and conduct clinical studies to develop and support the Company’s multi-cancer tests. These costs consist of personnel costs, including salaries, benefits, and stock-based compensation expense associated with the research and development personnel, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies at domestic and international sites, and allocated overhead expenses including rent, information technology, and equipment depreciation. Both internal and external research and development costs are expensed in the periods in which they are incurred. Nonrefundable advance payments for goods and services that will be used or rendered in future research and

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
development activities are deferred and recognized as expense in the period in which the related goods are delivered, or services are performed.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $17.7 million, $21.9 million and $24.5 million for the years ended December 31, 2024, December 31, 2023, and January 1, 2023, respectively.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense includes expenses related to Cash-Based Equity Awards, restricted stock units (“RSUs”), deferred stock units (“DSUs”), and performance stock options. Forfeitures are accounted for as incurred, as a reversal of stock-based compensation expense related to awards that will not vest.
A cash-based equity incentive award (the “Cash-Based Equity Award”) program was adopted following Illumina’s acquisition of GRAIL in 2021 to provide GRAIL employees with dollar-denominated long-term incentive awards that were indexed to the value of GRAIL. In connection with the Spin-Off, in accordance with the Employee Matters Agreement, the Cash-Based Equity Awards, which were cash-settled, liability-classified awards, were modified to become RSUs that will be settled in shares of the Company’s common stock upon vesting (the “Award Modification”). Unvested performance stock options that were previously held by certain GRAIL employees to purchase Illumina common stock were converted to options to purchase GRAIL common stock in connection with the Spin-Off. See Note 7 — Stock-Based Compensation for further details of the Award Modification.
Prior to the Award Modification, the Cash-Based Equity Awards were liability-classified awards because the Cash-Based Equity Awards could be (and were) settled in cash. Until April 30, 2024, GRAIL’s stand-alone value calculation was estimated by the Company based on its analysis and the input from independent valuation advisors. The value of the Cash-Based Equity Awards was recorded over the applicable vesting periods, with recognition of a corresponding liability recorded in incentive plan liabilities in the consolidated balance sheets. The Cash-Based Equity Awards were remeasured at each reporting date until settlement with changes in fair value recognized in stock-based compensation expense. On April 30, 2024, Illumina’s Compensation Committee approved an adjustment of the ordinary course payouts of the Cash-Based Equity Awards providing that the Cash-Based Equity Awards would be paid based on their nominal (face) value without adjustment based on changes in equity value. Subsequent to this adjustment to the Cash-Based Equity Awards and continuing until the Award Modification, the Cash-Based Equity Awards were expensed in accordance with their applicable vesting schedules.
In connection with the Acquisition, Illumina issued equity awards to GRAIL employees in exchange for their remaining outstanding and unvested GRAIL equity awards (the “Replacement Awards”). The awards consisted of restricted stock units and performance stock options that settled in shares of Illumina common stock at vesting or exercise, as applicable. The compensation expense for the Replacement Awards was recognized based on the fair value on a straight-line basis over the requisite service periods of the awards.
The grant date fair values of RSUs and DSUs are generally determined based on the closing market price of GRAIL’s common stock on the date of the grant, but (i) in the case of RSUs resulting from the Award Modification, the date of the Award Modification, and (ii) in the case of DSUs resulting from deferrals of director cash fees, based on the closing market price of GRAIL’s common stock on the date that such cash fees would have been otherwise paid. Stock-based compensation expense is recognized based on the fair value of the award on a straight-line basis over the requisite service periods of the RSUs.
The fair value of performance stock options with service conditions is determined using the Black-Scholes-Merton option-pricing model. The model assumptions include expected volatility, term, dividends, and the risk-free interest rate. The expected volatility is generally determined by weighting the historical and implied volatility of peer companies’ common stock. The expected term is the Company’s best estimates based on the vesting period and contractual term. Given that cash dividends were never declared or paid on the Illumina nor GRAIL common

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
stock, the expected dividend yield is determined to be 0%. The Company does not anticipate paying cash dividends in the foreseeable future. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the stock-based awards. The fair value of the performance stock options begins to be recognized when it is probable that the performance-based condition will be met.
Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) pursuant to which, eligible employees can elect to contribute eligible compensation to the 401(k) Plan, subject to certain limitations. On January 1, 2023, the 401K Plan was modified to provide for a 100% employer match of employee contributions up to a maximum of three thousand dollars per employee. For the years ended December 31, 2024 and December 31, 2023, the Company contributed $3.9 million and $3.9 million to match employee contributions, respectively. The Company pays the administrative costs for the 401(k) plan.
Provision for (Benefit from) Income Taxes
As a standalone entity, the Company files tax returns on its own behalf, and tax balances and the effective income tax rate may differ from the amounts reported in historical periods. As of June 24, 2024 and in connection with the Spin-Off, the Company adjusted its deferred tax balances and computed its related tax provision to reflect operations as a standalone entity. During the period that Illumina held the Company, the Company’s activity generated various tax attributes recognized as deferred tax assets (“DTAs”), due primarily to the generation of net operating losses (“NOLs”), IRC 174 capitalized research and experimental expenditures, and research and development (“R&D”) tax credits that could not be specifically utilized by the Company as it did not generate positive taxable income and it was not a separately regarded tax paying entity from Illumina. Since the Company was not a separately regarded taxable entity from Illumina, these tax attributes were either utilized by or will be utilized by Illumina when filing its consolidated tax return. Historically, the tax attributes were only presented in the Company’s standalone financial statements to allow the users to understand the financial position of the Company as a standalone taxable entity under the Separate-Return Method. The total tax-effected value of the tax attributes, net of Financial Accounting Standards Board Interpretation No. 48 (“FIN48”) liabilities and valuation allowance that were deemed to be the property of Illumina, was $447.2 million. In connection with the Spin-off, the underlying $447.2 million of tax attributes were adjusted through an entry of $447.2 million to additional paid in capital.
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

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Foreign Currency
The functional currency of the foreign subsidiary is the British Pound. Adjustments resulting from translating the financial statements of the United Kingdom subsidiary into U.S. Dollars are recorded as a component of other comprehensive loss in the consolidated statements of comprehensive loss. Monetary assets and liabilities denominated in a foreign currency are translated into U.S. Dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the weighted-average exchange rates during the period. Equity transactions are translated using historical exchange rates. Gains and losses resulting from translation of foreign currency monetary transactions are reported in other income (expense), net in the consolidated statements of operations and comprehensive loss. Gains and losses resulting from foreign currency transactions that are deemed to be of a long-term investment nature are reported as a separate component of other comprehensive loss.
Reclassification
Certain amounts on the consolidated balance sheets, consolidated statements of operations and statements of cash flows have been conformed to the December 31, 2024 presentation of related party balances and transactions.
Recent Accounting Pronouncements
The Company evaluates all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (the "FASB") for consideration of their applicability. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update improves reportable segment disclosure requirements, primarily through enhanced disclosures of significant segment expenses. This standard was effective for the Company beginning in fiscal year 2024 and interim periods within fiscal year 2025. We adopted the standard on its effective date in fiscal year 2024 and applied the amendments retrospectively to all prior periods presented in the consolidated financial statements. The Company has included the required disclosures in “Note 14 — Segment Information.”
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. This update improves income tax disclosure requirements, primarily through enhanced transparency and decision usefulness of disclosures. This guidance will be effective for annual reporting periods beginning the year ended December 31, 2025, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. This update intends to improve financial reporting by requiring disclosure of additional information about specific expense categories. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the guidance is to be applied prospectively and may be applied

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
retrospectively. The Company is currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
NOTE 3. REVENUE
The following table presents the Company’s revenue disaggregated by geographic areas based on the customers’ locations:

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023	January 1, 2023
United States
Screening	$108,536	$75,000	$39,817
Development Services	2,280	3,679	3,545
International(1)
Screening	91	—	—
Development Services	14,688	14,426	12,188
Total	$125,595	$93,105	$55,550
_________
(1) International region includes revenue earned from customers located outside of the United States.
The following table presents the Company’s revenue disaggregated by revenue source:

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023	January 1, 2023
Screening
Commercial	$108,467	$75,000	$39,817
Government(1)	160	—	—
Development Services
Commercial	16,968	18,105	15,733
Total	$125,595	$93,105	$55,550
_________
(1) Government screening revenue primarily consists of revenue earned as part of our Galleri-Medicare clinical study.
NOTE 4. GOODWILL AND INTANGIBLE ASSETS
Due to the application of pushdown accounting, the Company’s balance sheet includes goodwill and intangible assets recognized by Illumina in connection with Illumina’s acquisition of the Company.
Goodwill Impairment
Goodwill represents the excess of purchase price Illumina paid over the fair value of the net identifiable assets acquired upon the Acquisition of the Company.

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Goodwill
Balance as of January 2, 2022	$6,197,833
Impairment	(4,700,431)
Balance as of January 1, 2023	1,497,402
Impairment	(608,466)
Balance as of December 31, 2023	888,936
Impairment	(888,936)
Balance as of December 31, 2024	—
2024 Goodwill Impairment
In Q2 2024, prior to the Spin-Off, the approval of the Spin-Off by Illumina’s board of directors represented a potential indicator of impairment, which also aligned with the timing of Illumina’s annual goodwill impairment test date for 2024. The assessment was performed using a market approach to determine the fair value of goodwill which utilized the valuation ranges prepared by the divestment financial advisors engaged by Illumina in connection with the Spin-Off. The valuation ranges were determined using revenue multiples from public company peers for 2024 and 2025. The implied discount rate for the goodwill impairment assessment was 51.5%. These estimates and assumptions represent a Level 3 measurement because they include unobservable inputs that are supported by little or no market activity and reflect Company-determined and judgmental factors for these assumptions in measuring fair value. The assumptions in the assessment of an impairment analysis are inherently subjective due to uncertainty and any slight changes in these rates and assumptions could have a significant impact on the concluded value of goodwill. The Company recognized a goodwill impairment of $888.9 million as a result of the impairment assessment, primarily due to changes to the forecast of GRAIL’s value and the method for valuing GRAIL.
2023 Goodwill Impairment
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
2022 Goodwill Impairment
On July 13, 2022, the European General Court ruled that the European Commission had jurisdiction under the European Union Merger Regulation to review the Acquisition. Additionally, on September 6, 2022, the European Commission issued a decision prohibiting the Acquisition. These decisions constituted substantive changes in circumstances and led Illumina to test goodwill for impairment. The assessment was performed using a combination of both an income and a market approach to determine the fair value of goodwill. The income approach utilized the estimated discounted cash flows, while the market approach utilized comparable company information. Estimates and assumptions used in the income approach included projected cash flows and a discount rate. The discount rate selected at the time of the goodwill impairment assessment was 22.0%. These estimates and assumptions represent a Level 3 measurement because they include unobservable inputs that are

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
supported by little or no market activity and reflect Company-determined and judgmental factors for these assumptions in measuring a fair value. The assumptions in the assessment of an impairment analysis are inherently subjective due to uncertainty and any slight changes in these rates and assumptions could have a significant impact on the concluded value of goodwill. The Company recognized a goodwill impairment of $4.7 billion as a result of the impairment assessment, primarily due to the negative impact of capital market conditions and a higher discount rate selected for the fair value calculation of GRAIL.
Intangible Assets
Intangible assets recognized as part of the Acquisition include developed technologies, trade name and IPR&D that were measured at fair value as of the Closing Date. The following roll-forward indicates the fair values assigned to identifiable assets from the Acquisition and the resulting amortization and impairment:

	December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Intangible Assets
Developed Technologies	2,410,000	(446,297)	—	1,963,703
Trade Names	40,000	(14,813)	—	25,187
Total Finite-Lived Intangible Assets	2,450,000	(461,110)	—	1,988,890
In-process Research and Development (IPR&D)	560,000	—	(532,000)	28,000
Total Intangible Assets	3,010,000	(461,110)	(532,000)	2,016,890

	December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Intangible Assets
Developed Technologies	2,410,000	(312,408)	—	2,097,592
Trade Names	40,000	(10,369)	—	29,631
Total Finite-Lived Intangible Assets	2,450,000	(322,777)	—	2,127,223
In-process Research and Development (IPR&D)	670,000	—	(110,000)	560,000
Total Intangible Assets	3,120,000	(322,777)	(110,000)	2,687,223
The fair values of the developed technologies, trade name and IPR&D were estimated using an income approach, under which an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The estimated fair values were developed by discounting future net cash flows to their present value at market-based rates of return and inclusive of an assumption for technology obsolescence. The useful lives of the intangible assets for amortization purposes were determined by considering the period of expected cash flows used to measure the fair values of the intangible assets, adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and other factors that may limit the useful life. The developed technology and trade name assets are amortized on a straight-line basis over their estimated useful lives.
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

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The estimates and assumptions updated in each of these evaluations described above represent a Level 3 measurement because they include unobservable inputs that are supported by little or no market activity and reflect Company- determined and judgmental factors for these assumptions in measuring a fair value. The assumptions in the assessment of an impairment analysis are inherently subjective due to uncertainty and any slight changes in these rates and assumptions could have a significant impact on the concluded value of the IPR&D intangible asset.
A recoverability test for the finite-lived intangible assets, which includes developed technology and trade names, was also performed. Based on the assessment performed, no impairment was noted for the finite-lived intangibles.
As of December 31, 2024 the research and development project had not been completed or abandoned. The IPR&D intangible asset is not currently subject to amortization.
The estimated future annual amortization of finite-lived intangible assets is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

(in thousands)	Estimated Annual Amortization
2025	138,333
2026	138,333
2027	138,333
2028	138,333
2029	138,333
Thereafter	1,297,225
Total	$1,988,890

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. BALANCE SHEET COMPONENTS
The following tables present financial information of certain consolidated balance sheets components:

	As of December 31,
(in thousands)	2024	2023
Prepaid expenses and other current assets
Prepaid software	$4,641	$4,734
Tax receivable	4,329	5,411
Prepaid insurance	2,439	814
Prepaid service and maintenance	601	1,220
Indirect taxes	145	1,383
Prepaid other	5,292	6,579
Total prepaid expenses and other current assets	$17,447	$20,141

	As of December 31,
(in thousands)	2024	2023
Property and equipment, net
Leasehold improvements	$59,764	$58,439
Laboratory equipment	53,550	46,520
Computer hardware	4,682	4,767
Furniture and fixtures	2,577	2,524
Construction-in-process	1,296	7,966
Computer software	1,072	324
Property and equipment, gross	122,941	120,540
Less accumulated depreciation and amortization	(53,880)	(35,545)
Total property and equipment, net	$69,061	$84,995

	As of December 31,
(in thousands)	2024	2023
Accrued liabilities
Accrued compensation expenses	$34,530	$41,484
Accrued research and development expenses	7,914	6,692
Accrued clinical studies expenses	5,113	6,897
Accrued legal and professional expenses	2,966	7,820
Accrued marketing	605	1,882
Accrued other expenses	6,113	9,031
Total accrued liabilities	$57,241	$73,806

NOTE 6. FAIR VALUE MEASUREMENTS, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables represent the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023:

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$94,697	$94,697	$—	$—
U.S. government treasury bills	117,442	117,442	—	—
Total cash equivalents	212,139	212,139	—	—
U.S. government treasury bills	549,236	549,236	—	—
Total short-term marketable securities	549,236	549,236	—	—
Total	$761,375	$761,375	$—	$—

	December 31, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$92,640	$92,640	$—	$—
Total cash equivalents	$92,640	$92,640	$—	$—
The following tables summarize the Company’s cash equivalents and marketable securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$94,697	$—	$—	$94,697
U.S. government treasury bills	$666,412	$266	$—	$666,678
Total	761,109	266	—	761,375

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$92,640	$—	$—	$92,640
Total	$92,640	$—	$—	$92,640
All of the Company’s marketable securities had maturities of less than one year.
There were no marketable securities in an unrealized loss position as of December 31, 2024 and none of the Company’s marketable securities had been in an unrealized loss position for more than one year as of December 31, 2024. The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of December 31, 2024 because no securities were in an unrealized loss position.

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense, which includes expense for both equity and liability-classified awards, reported in our consolidated statements of operations was as follows:

	Year Ended
(in thousands)	December 31, 2024 (1)	December 31, 2023 (2)	January 1, 2023 (3)
Cost of screening revenue (exclusive of amortization of intangible assets)	$1,724	$1,932	$955
Cost of development services revenue	230	38	2
Research and development	30,701	39,792	34,859
Sales and marketing	15,310	17,506	11,232
General and administrative	38,119	37,967	28,681
Stock-based compensation expense, before taxes	86,084	97,235	75,729
Related income tax benefits	(20,890)	(23,455)	(18,046)
Stock-based compensation expense, net of taxes	$65,194	$73,780	$57,683
_________
(1) Includes $54.7 million related to the Cash-Based Equity Awards, $29.9 million related to restricted stock units, $1.1 million related to Performance Options, and $0.4 million related to Replacement Awards.
(2) Includes $95.5 million related to the Cash-Based Equity Awards and $1.7 million related to Replacement Awards.
(3)Includes $65.8 million related to the Cash-Based Equity Awards and $9.9 million related to Replacement Awards.
2024 Incentive Award Plan
The GRAIL, Inc. 2024 Incentive Award Plan (the “2024 Plan”) was adopted by GRAIL and approved by Illumina, in its capacity as GRAIL’s sole stockholder, in May 2024 to facilitate the grant of cash and equity incentive awards to non-employee directors, employees, and consultants of the Company and its subsidiaries and to enhance the ability of the Company and any of its subsidiaries to obtain and retain the services of these individuals following the Spin-Off. This plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance-based awards, and other stock or cash based awards. The restricted stock units granted to employees and directors consist of vesting periods ranging between 18 months and 48 months. The maximum number of shares authorized for issuance under the 2024 Plan is the sum of (a) 8,656,817 shares; and (b) an annual increase on the first day of each calendar year beginning on and including January 1, 2025 and ending on and including January 1, 2034, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the GRAIL board of directors. The total number of shares authorized for issuance increased by 1,694,670 shares to 10,351,487 shares on the first day of fiscal year 2025 pursuant to the annual automatic evergreen increase provision of the 2024 Plan.

Shares Available for Grant

Balance as of the Spin-Off	8,656,817
Awarded	(9,124,761)
Forfeited	947,283
Balance as of December 31, 2024	479,339
2024 Deferred Compensation Plan

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The GRAIL, Inc. Deferred Compensation Plan for Directors (the “2024 Deferred Compensation Plan”) was adopted by GRAIL’s board of directors on July 15, 2024 to provide GRAIL’s non-employee directors with an opportunity to defer payment of all or a portion of their eligible compensation, consisting of cash fees and/or equity awards granted during a given year. Each director may make an irrevocable deferral election with respect to all or a portion of their eligible compensation in accordance with the terms and conditions of the 2024 Deferred Compensation Plan, deferring payment until the earlier of (i) a fixed date elected by the director (if any), (ii) the director’s separation from service, (iii) a “change in control” (as defined in the 2024 Plan) or (iv) the director’s death or permanent disability. If a director elects to defer all or a portion of their cash fees, GRAIL will issue a number of DSUs to the director equal to the portion cash fees deferred divided by the fair market value of a share of GRAIL’s common stock on the date that such fees would have otherwise been paid, rounded down to the nearest whole share. If a director elects to defer their equity awards, GRAIL will issue a number of deferred stock units to the director equal to the number of shares of GRAIL common stock underlying the deferred awards and subject to the same vesting, forfeiture and other restrictions that would have otherwise applied to such equity award absent the deferral. All DSUs will be issued under the 2024 Incentive Award Plan. As of December 31, 2024, three of our directors had elected to defer their 2024 cash fees and two of our directors had elected to defer their equity awards granted in 2024.
2024 Inducement Award Plan
The GRAIL, Inc. 2024 Inducement Award Plan (the “2024 Inducement Plan”) was adopted by GRAIL’s board of directors on August 9, 2024. The 2024 Inducement Plan was adopted to enhance the ability of the Company and any of its subsidiaries to attract, retain and motivate eligible employees by providing these employees with equity ownership opportunities and/or equity-linked compensatory opportunities. The plan is used exclusively for the grant of equity awards to prospective employees who (i) were not previously employees of GRAIL, or (ii) are returning to GRAIL following a bona fide period of non-employment, in any case, in connection with and as an inducement material to such prospective employee’s entering into employment with GRAIL pursuant to Nasdaq Listing Rule 5635(c)(4). This plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance-based awards, and other stock or cash based awards.
A summary of the Company’s restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
(Units in thousands)
Outstanding at January 1, 2024	—	$—
Conversion	6,485	$15.37
Awarded	2,833	$13.07
Released	(2,844)	$15.37
Forfeited	(951)	$15.22
Outstanding at December 31, 2024	5,523	$14.22

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, there were 4,442 DSUs that were vested but unreleased related to the three directors that had elected to defer their 2024 cash fees. As of December 31, 2024, approximately $48.2 million of total unrecognized compensation cost related to restricted stock units was expected to be recognized over a weighted average period of approximately 1.2 years. Pre-tax intrinsic value of outstanding restricted stock as of December 31, 2024, was $98.6 million. There was no pre-tax intrinsic value of outstanding restricted stock as of December 31, 2023. The fair value of restricted stock that vested during the years ended December 31, 2024 and December 31, 2023 was $45.5 million and $0.5 million, respectively.
2024 Employee Stock Purchase Plan
The GRAIL, Inc. 2024 Employee Stock Purchase Plan (the “ESPP”) was adopted by GRAIL and approved by Illumina, in its capacity as GRAIL’s sole stockholder, in May 2024. The number of shares of Company common stock initially available under the ESPP is equal to (a) 414,021 (b) an annual increase on the first day of each calendar year beginning on and including January 1, 2025 and ending on and including January 1, 2034, equal to the lesser of (i) 1% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the GRAIL board of directors. There were 414,021 shares of Company common stock initially available for issuance pursuant to the ESPP. As of December 31, 2024, no shares had been granted under the ESPP plan. The total number of shares authorized for issuance increased by 338,934 shares to 752,955 shares on the first day of fiscal year 2025 pursuant to the annual automatic evergreen increase provision of the ESPP.
Performance Options
The Company has two awards of performance-based stock options (“Performance Options”) outstanding. The outstanding Performance Options, in general, have contractual terms of ten years from the respective grant dates. The Performance Options generally vest monthly over three years upon the achievement of Company-specified performance targets and are subject to continued service through the applicable vesting date.
The performance condition for one of the outstanding awards of Performance Options covering 63,484 shares that has an exercise price of $14.00 per share was met on November 1, 2024, meaning that this option now vests and become exercisable in thirty-six equal monthly installments on the monthly anniversaries of November 1, 2024, subject to continued service through the vesting date. As of December 31, 2024, 1,763 shares subject to this Performance Option were vested and exercisable.
The other outstanding award of Performance Options covers 40,831 shares has an exercise price of $12.80 per share and will commence vesting upon meeting certain performance-based conditions; achievement of this performance condition is considered not probable as of December 31, 2024. As such, there has been no expense recognized for this Performance Option.
As of December 31, 2024, approximately $1.1 million of total unrecognized compensation cost related to the Performance Options was expected to be recognized over a period of approximately 2.9 years. The aggregate intrinsic value of the Performance Options outstanding as of December 31, 2024 and December 31, 2023 was $0.5 million and $0.9 million, respectively.
Performance stock option activity was as follows:

(Units in thousands)	Performance Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2023	—	$—
Converted	104	$13.53
Outstanding at December 31, 2024	104	$13.53

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liability-classified Awards
Performance-Based Award
The Company has one performance-based award outstanding held by a former employee for which vesting is based on future revenues. The award has an aggregate potential value of up to $78.0 million and expires, to the extent unvested, in August 2030. One-fourth of the total potential value of the award vests immediately upon the achievement of cumulative net revenues in any period of four consecutive fiscal quarters of $500.0 million, $750.0 million, $1.5 billion, and $2.0 billion. The Company assesses the probability of achieving the performance conditions associated with the award on a quarterly basis at each reporting period. If and to the extent that the liability becomes due and payable prior to 12:01 a.m. Eastern Time December 24, 2026 (the “Disposal Funding Period”) and paid by GRAIL, in cash, during the Disposal Funding Period, Illumina will reimburse GRAIL all or such portion of the liability paid by GRAIL in accordance of the terms of the Separation and Distribution Agreement. As of December 31, 2024, it was not probable that the performance conditions associated with the award would be achieved and, therefore, no stock-based compensation expense, or corresponding loss recovery asset or liability, has been recognized in the consolidated financial statements.
Cash-Based Equity Awards
The Cash-Based Equity Award program was adopted following Illumina’s acquisition of GRAIL in 2021 to provide GRAIL employees with dollar-denominated long-term incentive awards that increased or decreased in value based on corresponding changes in GRAIL’s calculated value. GRAIL’s standalone value calculation was estimated by the Company based on its analysis and input from independent valuation advisors. To estimate the value of GRAIL for the purposes of the Cash-Based Equity Awards, various assumptions were used, including long-range financial projections, as well as the discount rate and terminal growth rate. The awards generally vested in four equal installments on the first four anniversaries of the grant date, subject to continued employment through the applicable vesting date. In April 2024, Illumina’s Compensation Committee and Board of Directors (as applicable) approved an adjustment of the ordinary course payouts for all outstanding Cash-Based Equity Awards providing that the Cash-Based Equity Awards would be paid based on their nominal (face) values without adjustment based on changes in equity value. Subsequent to this adjustment to the Cash-Based Equity Awards and continuing until the Award Modification, the Cash-Based Equity Awards were expensed based on such nominal (face) value in accordance with their applicable vesting schedules. The payments in respect of the Cash-Based Equity Awards between the adoption of such adjustment and the Distribution Date were paid out in cash at the applicable Cash-Based Equity Awards’ nominal (face) value. Payments in respect of the Cash-Based Equity Awards before such adjustment were paid out in cash based on the adjusted value of the Cash-Based Equity Award on the applicable vesting date.
During the second quarter of 2024, one-time Cash-Based Equity Awards were granted to GRAIL employees, including executives, for retention purposes (“2024 Transition Incentive Awards”) with a total grant date fair value of $40.2 million which were treated as a liability-classified awards. Each 2024 Transition Award vests entirely in one year or less from its grant date, subject to the applicable holder’s continued service through the vesting date or, if earlier upon (i) the applicable holder’s termination due to death or disability or (ii) following a “change in control” (as defined in the award agreement evidencing the 2024 Transition Incentive Awards), the applicable holder’s termination without “cause” or for “good reason” (each as defined in the award agreement evidencing the 2024 Transition Incentive Awards). In connection with the Spin-Off, the 2024 Transition Incentive Awards were converted into RSUs covering 2.5 million shares in accordance with the Employee Matters Agreement by dividing the aggregate award value by the volume-weighted average share price over the first four trading days following the Spin-Off. On the modification date, June 28, 2024, these liability-classified 2024 Transition Incentive Awards in the amount of $4.4 million were reclassified to Additional Paid-In Capital.
In connection with the Spin-Off, all outstanding Cash-Based Equity Awards, with the exception of the 2024 Transition Incentive Awards described above, were modified and converted into RSUs in accordance with the Employee Matters Agreement, with the number of RSUs determined by dividing the Aggregate Award Value (as discussed below) for such Cash-Based Equity Award by the volume-weighted average share price of GRAIL stock on the first four trading days following the Spin-Off. All other terms and conditions of the awards, including vesting

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and payment terms, were unaffected by the conversion. All other terms and conditions of the awards, including vesting and payment terms, were unaffected by the conversion. For each Cash-Based Equity Award, the “Aggregate Award Value” is equal to, (i) for the portion of such award originally scheduled to vest in 2024, the initial grant value of such portion, and (ii) for the remaining unvested portion of such award, the initial grant value of such portion adjusted up or down based on a percentage, with such percentage determined by (A) GRAIL’s average closing market capitalization for the four trading days immediately following the distribution date minus the aggregate equity value of GRAIL at the time the Cash-Based Equity Award was granted, as reflected in the consolidated financial statements of Illumina (the “Baseline Equity Value”), divided by (B) the Baseline Equity Value.
Upon modification, the awards became equity-classified. The value of tranches of the Cash-Based Equity Awards that vest in future years (exclusive of the 2024 Transition Incentive Awards described above) was reduced and, as a result, there was no incremental compensation cost. Approximately 1,300 grantees were impacted by this modification. On the modification date, June 28, 2024, the liability-classified awards were reclassified to Additional Paid-In Capital at their fair value in the amount of $50.3 million. Due to the higher value of the 2024 tranche of the Cash-Based Equity Awards, compensation cost will be recognized over the vesting period to ensure compensation cost has been recognized at least equal to the amount that is legally vested. As the result of this modification, the Cash-Based Equity Awards that were outstanding on the Distribution Date (in addition to the 2024 Transition Incentive Awards) were converted to 4.0 million RSUs to be settled in GRAIL RSUs shares.
Cash-Based Equity Award activity was as follows:

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023	January 1, 2023
Beginning balance	$292,189	$293,359	$184,532
Granted	66,864	116,407	168,065
Cancelled	(11,751)	(32,159)	(40,937)
Vested and paid in cash	(53,807)	(76,910)	(41,009)
Change in fair value	(9,535)	(8,508)	22,708
Conversion of outstanding awards to GRAIL RSUs	(283,960)	—	—
Outstanding balance	$—	$292,189	$293,359
Replacement Awards
Illumina issued Replacement Awards to GRAIL employees in exchange for any of their remaining outstanding and unvested GRAIL equity awards as of the Closing Date. The Replacement Awards, granted under Illumina’s 2015 Stock and Incentive Compensation Plan (the 2015 Stock Plan), consisted of restricted stock units and performance stock options that were issued as shares of Illumina common stock at vesting. Replacement Awards granted in the form of restricted stock units generally vested over a two-year period with equal vesting quarterly. The terms of the Replacement Awards were substantially similar to the former GRAIL equity awards for which they were exchanged.

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the Company’s replacement restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
(Units in thousands)
Outstanding at January 2, 2022	47	$510.61
Vested	(39)	$510.61
Cancelled	(6)	$510.61
Outstanding at January 1, 2023	2	$510.61
Vested	(2)	$510.61
Outstanding at December 31, 2023	—	$—
A summary of the Company’s replacement performance options activity is as follows:

(Units in thousands)	Performance Stock Options	Weighted-Average Exercise Price
Outstanding at January 2, 2022	17	$85.54
Outstanding at January 1, 2023	17	$85.54
Exercised	(1)	$16.69
Outstanding at December 31, 2023	16	$87.74
As of the Distribution Date, there were two remaining unvested Performance Options. In connection with the Spin-Off, unvested replacement performance-based stock options previously issued to GRAIL employees to purchase Illumina common stock were converted into Performance Options in accordance with the Employee Matters Agreement. On June 28, 2024, the modification date, the Company accounted for the modification of the two Performance Options as Type I (for the Performance Option for which the performance condition was met on November 1, 2024) and Type IV (for the Performance Option for which achievement of the performance condition was considered not probable) modifications, respectively. These options were converted at a ratio equal to the average of the volume weighted average per share price of Illumina stock trading during the four days immediately preceding the Distribution Date divided by the average of volume weighted average per share price of GRAIL common stock on the first four trading days immediately following the Distribution Date.
For the Performance Option with Type I modification, the incremental charge recognized of the difference in the fair value of the option before and immediately after the modification was immaterial. For the Performance Option with Type IV modification, the fair value of the award as of the Modification Date will be used for expense purposes once the award becomes probable of achievement.
As the result of this modification, the Performance Options that were outstanding on the Distribution Date were converted to 0.1 million options.

NOTE 8. LEASES
The Company has entered into operating leases for facilities and equipment used for research and development. Operating leases have remaining lease terms which range from less than 1 year to 9 years, and often include one or more options to renew. These renewal terms can extend the lease term from 5 to 15 years and are included in the lease term when it is reasonably certain that the option will be exercised. The exercise of lease renewal and termination options are at the sole discretion of the Company. The Company also has variable lease payments that are primarily comprised of common area maintenance and utility charges.

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s weighted average remaining lease term is approximately 7.3 years and 7.6 years as of December 31, 2024, and December 31, 2023, respectively. The Company’s weighted average discount rate for operating leases is 2.5% and 2.4% as of December 31, 2024, and December 31, 2023, respectively.
The components of lease costs are as follows:

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023	January 1, 2023
Operating lease costs	$18,577	$24,357	$23,055
Variable lease costs	4,666	3,676	3,079
Total lease costs	$23,243	$28,033	$26,134
Future undiscounted lease payments under operating leases as of December 31, 2024 were as follows:

(in thousands)	Amount
2025	$15,160
2026	14,043
2027	8,021
2028	8,232
2029	8,448
Thereafter	32,132
Total undiscounted lease payments	$86,036
Less: Imputed interest	(8,005)
Less: Tenant improvement allowance*	(9,890)
Total operating lease liabilities	$68,141
_________
*Tenant improvement allowance is estimated to be received as follows: approximately $0.2 million in 2025 and $9.7 million thereafter.
NOTE 9. COMMITMENTS AND CONTINGENCIES
The future non-lease commitments over the next five years and thereafter were as follows:

As of December 31, 2024
(in thousands)	Purchase Commitments
2025	$21,086
2026	20,164
2027	18,544
2028	258
2029	258
Thereafter	—
Total	$60,310
Licensing Agreements
The Company has entered into licensing agreements related to its research efforts. These agreements contain minimum annual royalty payments which are cancellable at the Company’s discretion, therefore they are not reflected in the above chart. Additionally, some of these licensing agreements include royalties that would be

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
payable on net sales of Galleri, and any future products, pursuant to existing agreements and licenses with Illumina, the Chinese University of Hong Kong, and other third parties in excess of minimum annual royalty payments.
Purchase Commitments
The purchase commitments primarily relate to contractual commitments for future use of web services, laboratory supplies and marketing events in the normal course of business.
Intellectual Property
The Company entered into an agreement with a third party for exclusive option rights to certain intellectual property. The Company exercised those option rights to license intellectual property in December 2022. Under the terms of the agreement, the Company may be obligated to make future milestone payments if certain milestone events, such as new product launches or expansion into new regions, are achieved with respect to products covered by the licensed intellectual property. Two such milestones were achieved within 2024 and $1.0 million paid as of December 31, 2024. The remaining milestones are based on net sales over a minimum threshold in specified geographic regions, which were not probable of achievement as of December 31, 2024.
Indemnification
The Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is (or was) serving in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s service. The maximum potential amount of future payments the Company could be required to make under the applicable indemnification agreements is not specified in the agreements.
The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after the execution of the agreement. The maximum potential amount of future payments that the Company could be required to make under these arrangements is not determinable. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.
NOTE 10. LEGAL AND REGULATORY PROCEEDINGS
The Company is subject to various claims, complaints, regulatory proceedings, and legal actions that arise from time to time in the ordinary course of business.
Antitrust and Competition Proceedings
On March 30, 2021, the U.S. Federal Trade Commission (“FTC”) issued an administrative complaint seeking to prevent the Acquisition. On September 1, 2022, an administrative law judge issued a decision in favor of the transaction and dismissed the FTC’s complaint. The FTC’s complaint counsel appealed to the full FTC Commission. On March 31, 2023, the FTC Commission issued a decision overturning the administrative law judge’s prior ruling. GRAIL and Illumina appealed the FTC’s decision to the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”). On December 15, 2023, the Fifth Circuit issued its opinion and order, in which the court ruled that the FTC applied the incorrect standard in assessing Illumina’s open offer contract and, on that basis, vacated the FTC order and remanded the case to the FTC for reconsideration of the effects of the open offer contract under the proper standard as described in the Fifth Circuit Court’s decision, and in all other respects upheld the FTC’s decision. Following completion of the Spin-Off, the Company and Illumina sought dismissal of the FTC’s complaint on July 30, 2024. On August 15, 2024, the FTC dismissed without prejudice the complaint on

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the basis that the Spin-Off effectively abandoned the transaction giving rise to the complaint (the “FTC Dismissal”).
On April 19, 2021, the European Commission accepted a request for a referral of the GRAIL, Inc. acquisition for European Union merger review, submitted by a Member State of the European Union (France), and joined by several other EEA Member States (Belgium, Greece, Iceland, the Netherlands, and Norway), under Article 22(1) of Council Regulation (EC) No 139/2004 (the “EU Merger Regulation”). On April 28, 2021, Illumina filed an action in the General Court of the European Union (the “EU General Court”) asking for annulment of the European Commission’s assertion of jurisdiction to review the Acquisition under Article 22 of the EU Merger Regulation, as the Acquisition did not meet the jurisdictional criteria under the EU Merger Regulation or under the national merger control laws of any Member State of the European Union. On July 13, 2022, the EU General Court confirmed the European Commission’s jurisdiction to examine the Acquisition (“EU General Court Article 22 Judgment”). On September 22 and September 30, 2022, Illumina and the Company each asked for annulment of the EU General Court Article 22 Judgment at the Court of Justice of the European Union (“EU Court of Justice”). On September 3, 2024, the EU Court of Justice set aside the EU General Court’s judgment and annulled the European Commission’s decision to review Illumina’s acquisition of Grail on the basis the European Commission did not have the jurisdiction to do so (the “ECJ Decision”).
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
SEC Inquiry Letter
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

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amended complaint alleges that GRAIL, in addition to Illumina, and certain of their respective current and former directors and others violated sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with Illumina's acquisition of GRAIL and disclosures concerning the same. GRAIL has an indemnification obligation for certain current and former directors and officers involved in the matter pursuant to indemnification agreements entered into by these individuals and GRAIL. On September 13, 2024 the plaintiffs further amended the complaint. On November 12, 2024, the Company and other defendants filed a motion to dismiss the second amended consolidated complaint. On December 20, 2024, the Lead Plaintiffs filed their opposition to the motion to dismiss. The defendants’ final reply brief was filed on February 3, 2025. No hearing date has been set. The Company denies the allegations in the complaints and intends to vigorously defend the litigation.
Other Legal Matters
Legal matters include various claims, complaints, and legal actions that arise from time to time. In addition to direct involvement in legal matters, the Company has entered into indemnification agreements with each of its current and former directors, executive officers, and certain other officers to provide these directors and officers with indemnification, and has certain indemnification obligations under the Company’s charter and bylaws to these individuals, which may give rise to liability for the Company even if the Company is not directly named. The Company has indemnification obligations in respect of the Kangas Actions and with respect to other legal matters that may arise, or have arisen, from time to time. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s financial statements.
The Company is involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to employment matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the consolidated financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Since litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures. The Company may change its estimates if its assessment of the various factors changes and the amount of ultimate loss may differ from estimates, resulting in a material effect on the Company’s business, financial statements. As of December 31, 2024, there were no pending litigation with any probable losses that can be reasonably estimated.
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
In connection with the Spin-Off, Illumina provided the Company with disposal funding in the amount of $932.3 million in accordance with the Separation and Distribution Agreement, subject to a clawback feature. The clawback is triggered if, prior to September 24, 2025 (the 15-month anniversary of the Distribution Date), the Company (i) consummates a change in control of the Company or (ii) (1) pays any dividend on, or makes any other distribution in respect of, any shares of its capital stock or other equity or voting interests (other than a stock dividend or a stock split), or otherwise consummates a return of capital from GRAIL to any of its equity holders or (2) redeems, purchases or otherwise acquires any of its outstanding shares of capital stock or other equity or voting interests (other than the acquisition of any shares in order to effectuate a “net settlement” transaction for the purposes of satisfying tax withholding obligations arising in connection with the grant, vesting, exercise and/or settlement of any outstanding incentive equity awards of GRAIL held by its current or former employees). If the Company consummates a transaction described in the foregoing clause (i), the Company must return to Illumina a cash amount decreasing over time calculated by reference to the number of months which have elapsed since the Distribution Date at the time of the public announcement of the event giving rise to the change of control. If the

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company consummates a transaction described in the foregoing clause (ii), the Company must return to Illumina a cash amount equal to the payments made by the Company in connection with such transaction. The amount of clawback payments made cannot exceed the amount of the initial disposal funding. As of December 31, 2024, no contingency liability was recorded as the contingent loss is not probable.
On June 21, 2024, in connection with the Spin-Off, Illumina and the Company also entered into the Tax Matters Agreement to govern the respective rights, responsibilities and obligations of Illumina and the Company after the Spin-Off with respect to all tax matters and will include restrictions to preserve the tax-free status of the Distribution. The Tax Matters Agreement included a number of restrictions on the Company to preserve the intended tax treatment of the Spin-Off. Breach of any covenant or representation contained in the Tax Matters Agreement will result in liability to specific separation taxes. As of December 31, 2024, as it was not probable that the Company will breach the agreement, no contingent liability was recorded in connection with the Tax Matters Agreement.
NOTE 11. RESTRUCTURING
On August 9, 2024, following a portfolio review, the Company’s Board of Directors approved a restructuring plan (“Restructuring Plan”) designed to re-prioritize the Company’s resources to focus on its core MCED business and reduce overall spend as the Company progresses towards completion of registrational studies and premarket approval application (“PMA”) submission. The Restructuring Plan was substantially completed in the fourth quarter of 2024, and the Company incurred approximately $18.3 million of total restructuring charges from August 9, 2024 through December 31, 2024, consisting primarily of employee severance, benefits, payroll taxes, asset impairments and other associated costs. The following table presents the total restructuring charges by function for the periods indicated:

	Year Ended December 31, 2024
(in thousands)	Severance and related benefit costs	Other Costs	Total
Research and development	$8,783	$297	$9,080
Sales and marketing	4,858	—	4,858
General and administrative	3,897	478	4,375
Total	$17,538	$775	$18,313
As of December 31, 2024, the Company had a $1.0 million remaining restructuring liability, consisting primarily of accrued severance costs, which are included in "Accrued liabilities" in the accompanying consolidated balance sheets. The following table summarizes the restructuring-related liabilities:

(in thousands)	Severance and related benefit costs	Other Costs	Total
Restructuring charges	$17,538	$775	$18,313
Cash payments made	(16,732)	(454)	(17,186)
Non-cash charges	—	(99)	(99)
Amount recorded in accrued liabilities as of December 31, 2024	$806	$222	$1,028
NOTE 12. NET LOSS PER SHARE
Prior to the completion of the Spin-Off from Illumina, the Company had no common shares issued and outstanding. In connection with the Spin-Off, on June 24, 2024, there were 31.0 million shares of GRAIL common stock distributed to Illumina stockholders. This share amount is utilized for the calculation of basic and diluted

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
earnings per share for all periods presented prior to the Spin-Off. For the years ended December 31, 2023 and January 1, 2023, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share.
The following table presents the calculation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Year Ended
(in thousands, except share and per share data)	December 31, 2024	December 31, 2023	January 1, 2023
Numerator
Net loss	$(2,027,005)	$(1,465,685)	$(5,399,098)
Denominator
Weighted average shares of common stock—basic and diluted	31,901,259	31,049,148	31,049,148
Net loss per share attributable to common stockholders
Basic	$(63.54)	$(47.21)	$(173.89)
Diluted	$(63.54)	$(47.21)	$(173.89)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Year Ended
	December 31, 2024	December 31, 2023	January 1, 2023
Unvested restricted stock units	2,672,716	6,564,282	6,564,282
Shares subject to options to purchase common stock	102,552	104,315	104,315
Total	2,775,268	6,668,597	6,668,597
NOTE 13. TAXES
Income (loss) before income taxes summarized by region was as follows:

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023	January 1, 2023
United States	$(2,165,006)	$(1,509,885)	$(5,443,759)
Foreign	2,645	2,249	2,371
Loss before provision for (benefit from) income taxes	$(2,162,361)	$(1,507,636)	$(5,441,388)

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provision for (benefit from) income taxes consisted of the following:

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023	January 1, 2023
Current taxes:
Foreign	$(1,628)	$(3,798)	$(3,227)
Total current income tax expense/(benefit)	(1,628)	(3,798)	(3,227)
Deferred taxes:
Federal	(92,184)	(22,019)	(24,496)
State	(41,544)	(16,134)	(14,567)
Total deferred income tax expense/(benefit)	(133,728)	(38,153)	(39,063)
Provision for (Benefit from) income taxes	$(135,356)	$(41,951)	$(42,290)
The provision for (benefit from) income taxes reconciles to the amount computed by applying the federal statutory rate to income (loss) before income taxes as follows:

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023	January 1, 2023

Tax at federal statutory rate	$(454,122)	$(316,603)	$(1,142,691)
State, net of federal benefit	(41,720)	(28,833)	(22,553)
Research tax credits	(11,108)	(10,913)	(12,104)
Change in valuation allowance	181,517	178,867	146,621
Impact of foreign operations	(685)	(1,299)	(4,352)
Stock compensation	252	134	1,767
Impact of acquisition related items	2,156	3,520	2,548
Goodwill impairment	186,641	127,778	987,090
Change in tax rates	—	—	—
Other	1,713	5,398	1,384
Total tax provision (benefit from) income taxes	$(135,356)	$(41,951)	$(42,290)

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of deferred tax assets and liabilities were as follows:

(in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating losses	$43,707	$899,323
Tax credits	7,963	88,571
Other accruals and reserves	14,675	19,223
Stock compensation	372	373
Capitalized U.S. research and development expenses	23,088	124,997
Other amortization	57,401	61,036
Operating lease liabilities	16,539	19,825
Property & equipment	2,063	—
Other	1,026	662
Total gross deferred tax assets	166,834	1,214,010
Valuation allowance on deferred tax assets	(7,744)	(570,897)
Total deferred tax assets	$159,090	$643,113
Deferred tax liabilities:
Purchased intangible amortization	$(488,874)	$(653,478)
Property and equipment	—	(2,964)
Operating lease right-of-use assets	(16,076)	(19,592)
Total deferred tax liabilities	(504,950)	(676,034)
Deferred tax liability, net	$(345,860)	$(32,921)
A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence, including operating results and future reversals of existing taxable temporary differences such as the deferred tax liabilities related to purchased intangibles. Based on the available evidence as of December 31, 2024, the Company was not able to conclude it is more likely than not certain deferred tax assets will be realized. Therefore, a valuation allowance of $7.7 million was recorded against certain foreign deferred tax assets.
As of December 31, 2024, the net operating loss carryforwards for federal and state tax purposes were $151.0 million and $107.1 million, respectively. Net operating loss carryforwards for state tax purposes will begin to expire in 2039 unless utilized prior. The federal and state tax credit carryforwards were $6.1 million and $4.0 million. The federal credits will begin to expire in 2044 unless utilized prior. The state credits do not expire and can be carried forward indefinitely. GRAIL’s UK subsidiary had $21.7 million of UK net operating losses that can generally be carried forward indefinitely provided that the UK entity maintains its existing trade or business.
Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization.

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the gross amount of uncertain tax positions:

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023	January 1, 2023
Balance at beginning of year	$59,295	$51,843	$43,595
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	—	—	—
Decreases related to the Spin-Off	(59,295)	—	—
Increases related to current year tax positions	3,859	7,452	8,248
Balance at end of year	$3,859	$59,295	$51,843
Included in the balance of uncertain tax positions as of December 31, 2024, December 31, 2023, and January 1, 2023 were $3.6 million, $54.4 million, and $47.6 million, respectively, of net unrecognized tax benefits that, if recognized, would reduce the effective income tax rate in future periods. The Company has not recognized any interest or penalties related to uncertain tax positions. If interest and penalties are recognized in the future, such amounts will be included in the provision for income taxes.
Tax years 2019 to 2024 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax. It is reasonably possible that the balance of unrecognized tax benefits could change significantly over the next 12 months. However, due to the number of years remaining that are subject to examination, the Company is unable to estimate a full range of possible adjustments to the balance of unrecognized tax benefits.
NOTE 14. SEGMENT INFORMATION
The Company operates and manages its business as one reportable operating segment which provides multi-cancer early detection testing and services. The Company's chief operating decision maker (“CODM”) is the chief executive officer. The chief operating decision maker reviews financial information on an aggregate basis for the purposes of evaluating financial performance and allocating resources based on net income (loss), adjusted gross margin and adjusted EBITDA. Net income (loss) is the measure of segment profit most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess performance. The CODM does not evaluate operating segment performance using asset information.
The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the years ended December 31, 2024, December 31, 2023 and January 2, 2023 is included in the table below:

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023	January 1, 2023
Revenue:
Screening revenue	$108,627	$74,999	$39,817
Development services revenue	16,968	18,106	15,733
Total revenue	125,595	93,105	55,550
Costs and operating expenses:
Cost of screening revenue (exclusive of amortization of intangible assets)	63,284	47,966	32,140
Cost of development services revenue	6,444	6,861	5,968
Compensation	310,157	311,375	252,838
Stock-based compensation	84,130	95,265	75,729
Professional services	63,630	49,151	49,751
Clinical studies	43,890	54,590	63,667
Laboratory supplies and research collaborations	43,205	41,863	39,805
Facilities	17,748	20,475	22,321
Depreciation and intangible assets amortization expense	158,056	158,697	154,763
Cloud computing and information technology	31,778	31,868	28,231
Other segment expenses (1)	71,495	71,910	72,796
Goodwill and intangible assets impairment	1,420,936	718,466	4,700,431
Total costs and operating expenses	2,314,753	1,608,487	5,498,440
Loss from Operations	(2,189,158)	(1,515,382)	(5,442,890)
Other income (expense):
Interest income	26,733	7,954	1,740
Other income (expense), net	64	(208)	(238)
Benefit from income taxes	135,356	41,951	42,290
Net Loss	$(2,027,005)	$(1,465,685)	$(5,399,098)
(1) Other segment expenses includes costs related to contractors and temporary labor, marketing expenses, and legal expenses.
NOTE 15. RELATED PARTY TRANSACTIONS
Illumina Purchases and Sales
The Company was a subsidiary of Illumina, Inc. between August 19, 2021 to June 23, 2024. Subsequent to the Spin-Off, Illumina retained a 14.5% stake in the Company. As of December 31, 2024, Illumina held a 13.3% stake in the Company. Illumina is both a customer of the Company and a major supplier of the Company’s reagents and capital equipment. Goods and services transactions with Illumina are invoiced and paid when due.

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goods and services transactions with Illumina have been reflected in the consolidated financial statements as follows:

	As of December 31,
(in thousands)	2024	2023
Accounts receivable	$65	$80
Supplies	3,130	5,855
Prepaid expenses and other current assets	77	41
Property and equipment, net	2,227	3,640
Accounts payable	—	168
Accrued liabilities	104	95

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023	January 1, 2023
Screening revenue	$460	$652	$694
Cost of screening revenue	13,091	8,532	4,142
Cost of development services revenue	637	238	227
Operating expenses—Research and development	18,843	19,508	18,780
Operating expenses—General and administrative	104	206	614
On June 21, 2024, the Company entered into a fourth amendment to its Supply and Commercialization Agreement with Illumina. Under the terms of the amended agreement, regardless of whether its products incorporate any Illumina technology, the Company has agreed to pay to Illumina a high single-digit royalty, subject to certain reductions, in perpetuity on net sales generated by its products or revenues otherwise generated or received by the Company, subject to certain exceptions, in the field of oncology. Per the terms of the Separation and Distribution Agreement with Illumina, the royalty arrangement is suspended until the earlier of December 24, 2026 or any earlier change of control of the Company, at which time a high-single digit royalty payments will be payable.
Contributions from Member, Net
The following related party transactions between the Company and Illumina have been included in these consolidated financial statements. As there was no intercompany loan agreement between Illumina and GRAIL and because these transactions had no history of being settled and were not settled per the terms of the Separation and Distribution Agreement, the total net effect of these transactions are reflected in the consolidated statements of cash flows as cash provided by financing activities and in the consolidated balance sheets as contribution from member, net, in member’s equity. The following table presents the components of the net transfers to and from Illumina:

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023	January 1, 2023
Cash funding received from Illumina	$1,244,300	$464,000	$609,000
Taxes paid related to net share settlement of equity awards	—	(234)	(4,183)
Other	—	—	(544)
Total contribution from member, net	$1,244,300	$463,766	$604,273

GRAIL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. SUBSEQUENT EVENTS
Subsequent to December 31, 2024, the Company granted 2.1 million restricted stock units (RSUs) of Class A common stock to employees. Subject to continued service, the RSUs will generally vest annually over a service period of 3 to 4 years, and had a fair market value on the grant dates of $85.5 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10‑K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
Following the Spin-Off, new corporate and governance functions, such as finance, tax, information technology, human resources, treasury and legal, have been implemented to meet all regulatory requirements for a standalone public company. Apart from the foregoing changes, there were no changes in our internal controls over financial reporting the period for the fourth quarter of December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other
(a)Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b)Insider Trading Arrangements and Policies.
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our Directors
The following table presents information concerning our board of directors.

Name	Age	Position(s)
William (Bill) Chase	57	Director
Sarah Krevans	66	Director
Steve Mizell	65	Director
Robert Ragusa	65	Chief Executive Officer and Director
Gregory (Greg) Summe	68	Director and Chairperson of the Board
The following are brief biographies describing the backgrounds of our directors.
William (Bill) Chase has served as a member of our Board since June 2024. Mr. Chase most recently served for 7 years in roles as Executive Vice President, Finance and Administration and Executive Vice President and Chief Financial Officer at AbbVie Inc. (“AbbVie”) from October 2018 until July 2019, where he oversaw all financial, investor, and IT activities and played a critical role in the development of the company’s strategy and licensing and acquisition actions. Prior to AbbVie, Mr. Chase served nearly 25 years in positions of increasing responsibility at Abbott Laboratories, including roles as Corporate Vice President, Licensing & Acquisitions, Corporate Vice President and Treasurer, and Controller, Abbott International. He currently serves as a director and as chair of the audit committee on the boards of each of Intellia Therapeutics, Inc., a publicly-traded biotechnology company, since April 2023, and Parexel International, a privately-held biopharmaceutical services company, since November 2021. Mr. Chase holds a B.S. from the University of Illinois and an M.B.A. from the University of Chicago Booth School of Business. We believe that Mr. Chase is qualified to serve as a member of our board of directors because of his extensive experience in the biotechnology and pharmaceutical industry and his extensive financial and accounting experience.

Sarah Krevans has served as a member of our Board since October 21, 2024. Ms. Krevans is the former President and CEO of Sutter Health, a Northern California based not-for-profit, where she served as CEO from 2016 until 2022. She was responsible for Sutter Health’s integrated network of 14,000 clinicians, 24 hospitals, outpatient services, research facilities, and home health and hospice care. Previously, Ms. Krevans served as chief operating officer and president of the Sutter Health Sacramento Sierra Region. She also held executive roles at Kaiser Permanente and served as deputy director of Maine’s Bureau of Medical Services and acting director of Medicaid, health planning and licensure programs. Ms. Krevans has served as a Board Member for The Acacium Group since 2021 and is the Chair for CaringBridge, where she has served as a director since 2022. She has also served on Boards of many not-for-profit organizations and served as Chair of the California Hospital Association in 2022 and as a director from 2016 until 2022. Ms. Krevans earned master’s degrees in business administration and in public health from the University of California, Berkeley, and a bachelor’s degree from Boston University. We believe that Ms. Krevans is qualified to serve as a member of our board of directors because of her experience in U.S. healthcare delivery systems and her extensive industry and leadership experience.
Steve Mizell has served as a member of our Board since June 2024. Mr. Mizell is the former Executive Vice President and Chief Human Resources Officer at Merck & Co., Inc., where was employed from October 2018 until his retirement on July 1, 2024. He was responsible for talent acquisition and development, employee health and wellness, total rewards, and human capital management for over 68,000 employees across the world. Mr. Mizell previously served as Executive Vice President & Chief Human Resources Officer at Monsanto Company from 2004 until 2018, where he created an industry-leading workplace for more than 20,000 employees globally. Before that, Mr. Mizell served as Senior Vice President and Chief Corporate Resources Officer for AdvancePCS Inc. and previous to that held several key human resources management roles at companies across the energy, defense, manufacturing, communications and technology sectors. He currently serves on the boards of Allegion Plc., a publicly-traded security products company, since February 2020, and Group 1 Automotive, Inc., a publicly-traded automotive retailer since March 2021, and has earned a Directorship Certification® from the National Association of Corporate Directors. Mr. Mizell holds a B.S. from Georgia Institute of Technology and an M.S. from Carnegie Mellon University. We believe that Mr. Mizell is qualified to serve as a member of our board of directors because of his extensive experience in risk management, human capital management and leadership.
Gregory (Greg) Summe has served as Chair of our Board since June 2024. Mr. Summe is the Founder of investment fund Glen Capital Partners LLC and has served as the Managing Partner since June 2014. Mr. Summe previously served as Managing Director and Vice Chairman of Global Buyout at The Carlyle Group from October 2009 until June 2014. Prior to The Carlyle Group, Mr. Summe served for over a decade as Chairman, CEO, and President of PerkinElmer, Inc., a leading diagnostics and life sciences company. He also served as a Senior Advisor at Goldman Sachs Capital Partners and was the President of AlliedSignal, Inc.’s Automotive, Jet Engine, and General Avionics businesses. Previously, he was the General Manager of General Electric Commercial Motors and a Partner at McKinsey and Company. He currently serves on the boards of NXP Semiconductors N.V., a publicly-traded semiconductor company, since December 2015, State Street Corporation, a publicly-traded financial services company, since 2001, Avantor, Inc., a publicly-traded Life Sciences company, since May 2020, Wheels Up, a publicly traded private aviation company since September 2024 and is a Senior Advisor at Star Mountain Capital, LLC. Mr. Summe previously served on the board of Virgin Orbit Holdings, Inc., a publicly-traded space launch services company, from January 2022 until August 2023, and on the boards of NextGen Acquisition Corp I & II from July 2020 until December 2021. Mr. Summe holds a B.S. from the University of Kentucky, an M.S. from the University of Cincinnati, and an M.B.A. from the Wharton School of the University of Pennsylvania. We believe that Mr. Summe is qualified to serve as a member of our board of directors because of his extensive corporate leadership, industry, and finance experience.
The biography of Robert Ragusa is set forth under the section below “—Information about our Executive Officers.”
Information about our Executive Officers.
The following table presents information concerning our executive officers.

Name	Age	Position(s)
Robert Ragusa	65	Chief Executive Officer and Director
Aaron Freidin	46	Chief Financial Officer
Josh Ofman	60	President
The following are brief biographies describing the backgrounds of our executive officers.
Robert Ragusa has served as our Chief Executive Officer since October 2021 and as a member of our Board since June 2024. Mr. Ragusa was previously Chief Operations Officer for Illumina from December 2013 until October 2021, where he was responsible for the company’s operations serving clinical and research customers. Prior to joining Illumina, Mr. Ragusa was Executive Vice President of Engineering and Global Operations at Accuray Incorporated from April 2010 until December 2013, a radiation oncology company, where he and his team were responsible for the development, manufacturing and distribution of innovative precision treatment solutions. Mr. Ragusa also previously served as Senior Vice President of Global Operations for Applied Biosystems from 1997 until 2005. Mr. Ragusa currently serves on the Board of Directors for Twist Bioscience Corporation, a publicly-held synthetic biology company, since December 2016. Mr. Ragusa holds a B.S. in electrical engineering and an M.B.A. from the University of Connecticut as well as an M.S. in biomedical and electrical engineering from Carnegie Mellon University.
Aaron Freidin has served as our Chief Financial Officer since November 2021 and previously served in various roles at GRAIL since 2016, including Senior Vice President of Finance from January 2021 until November 2021, Vice President of Finance from June 2018 until January 2021, and Corporate Controller from August 2016 until June 2018. Mr. Freidin previously served as VP, Corporate Controller at Counsyl, where he led the Accounting, Reporting, Facilities and Procurement functions. Before this, Mr. Freidin led the SEC Reporting and Revenue functions at Cepheid, and managed multinational and cross-functional client service teams at PricewaterhouseCoopers LLP. Mr. Freidin has over 24 years of finance and accounting experience. Mr. Freidin is a Certified Public Accountant (Inactive) and holds a B.A. in business management from the University of California, Santa Cruz.
Josh Ofman, M.D., MSHS, has served as our President since June 2021 and previously served as our Chief Medical Officer from November 2021 until June 2022, as our Chief Medical Officer and Head of External Affairs from June 2020 until August 2021, and as Chief of Corporate Strategy and External Affairs from June 2019 until January 2020. Mr. Ofman has served on the Board of Directors of Cell BT, Inc., a privately-held immunotherapy company focused on the discovery and development of innovative cancer therapeutics, since July 2019. Previously, Mr. Ofman spent more than 15 years at Amgen, where he most recently held the role of Senior Vice President, Global Value, Access and Policy. Prior to that, Mr. Ofman was a faculty member in the Department of Medicine and Health Services Research at University of California, Los Angeles (“UCLA”) School of Medicine, Cedars-Sinai Medical Center, as well as Senior Vice President of Zynx Health Inc. Mr. Ofman holds a B.A. in history and philosophy of science from the University of California, Berkeley, an M.D. from the University of California, Irvine, School of Medicine, and an MSHS from the UCLA School of Public Health.
Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics that is intended to serve as a code of ethics for purposes of Item 406 of Regulation S-K. Its Code of Business Conduct and Ethics is posted on its website https://investors.grail.com/ and the Company intends to disclose on its website any amendments to, or waivers from, such code to the extent required to be disclosed pursuant to SEC or Nasdaq rules.
The remaining information required by this Item will be included in the Company’s definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024, in connection with the solicitation of proxies for the Company’s 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”), and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report

(1) Financial Statements:

Consolidated Financial Statements of GRAIL, Inc. are included in Part II, Item 8 of this Annual Report.

(2) Financial Statement Schedules:

Financial statement schedules are omitted as the required information is either inapplicable or the information is presented in our Consolidated Financial Statements or notes thereto.

(3) Exhibits

The exhibits listed in the Exhibit Index in (b) below are filed or incorporated by reference as part of this Annual Report.

a.Exhibit Index
The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed / Furnished Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated June 21, 2024, by and among Illumina, Inc. and GRAIL, Inc.	8-K	001-42045	2.1	6/24/24
3.1	Certificate of Incorporation of GRAIL, Inc., dated June 21, 2024	8-K	001-42045	4.1	6/24/24
3.2	Amended and Restated Bylaws of GRAIL, Inc., Dated June 21, 2024	8-K	001-42045	4.2	6/24/24
3.3	Certificate of Conversion	8-K	001-42045	3.3	6/24/24
4.1	Description of Securities					*
10.1	Tax Matters Agreement between GRAIL, LLC and Illumina, Inc.	8-K	001-42045	10.1	6/24/24
10.2	Employee Matters Agreement between GRAIL, LLC and Illumina, Inc.	8-K	001-42045	10.2	6/24/24
10.3	Stockholder and Registration Rights Agreement between GRAIL, LLC and Illumina, Inc.	8-K	001-42045	10.3	6/24/24
10.4	Agreement and Plan of Merger, dated as of September 20, 2020, among Illumina, Inc., SDG Ops, Inc., SDG Ops, LLC and GRAIL, Inc.	10-12B	001-42045	10.4	5/6/24
10.5	Amendment to the Agreement and Plan of Merger, dated as of September 20, 2020, among Illumina, Inc., SDG Ops, Inc., SDG Ops, LLC and GRAIL, Inc., dated as of February 4, 2021	10-12B	001-42045	10.5	5/6/24
10.6†	Amended and Restated Supply and Commercialization Agreement, dated as of February 28, 2017, by and between Illumina, Inc. and GRAIL, Inc., as amended on September 27, 2017, August 18, 2021 and on May 18, 2023	10-12B	001-42045	10.6	5/6/24
10.7†	Fourth Amendment to the Amended and Restated Supply and Commercialization Agreement by and between Illumina, Inc. and GRAIL, LLC	8-K	001-42045	10.4	6/24/24
10.8#	GRAIL, Inc. 2024 Incentive Award Plan	8-K	001-42045	10.1	7/2/24

10.9#	Form Restricted Stock Unit Agreement	10-12B/A	001-42045	10.9	5/29/24
10.10#	Form of Stock Option Agreement	10-12B/A	001-42045	10.1	5/29/24
10.11#	Form of Indemnification Agreement between GRAIL, LLC and each of its directors and executive officers	10-12B/A	001-42045	10.11	5/29/24
10.12#	GRAIL, Inc. 2024 Employee Stock Purchase Plan	8-K	001-42045	10.2	7/2/24
10.13#	Form of Cash-Based Equity Appreciation Award Agreement	10-12B/A	001-42045	10.13	5/29/24
10.14#	Employment Offer Letter, between GRAIL, LLC and Robert Ragusa, dated October 14, 2021	10-12B/A	001-42045	10.14	5/29/24
10.15#	Letter Agreement, between GRAIL, Inc. and Aaron Freidin, dated July 5, 2018	10-12B/A	001-42045	10.15	5/29/24
10.16#	Employment Offer Letter, between GRAIL, Inc. and Josh Ofman, dated May 13, 2019	10-12B/A	001-42045	10.16	5/29/24
10.17†	License Agreement by and between The Chinese University of Hong Kong and Cirina Limited (No. TC1510005), dated as of April 7, 2016, as amended May 29, 2017	10-12B/A	001-42045	10.17	5/29/24
10.18†	License Agreement by and between The Chinese University of Hong Kong and Cirina Limited (No. TC1510006), dated as of April 7, 2016, as amended May 29, 2017	10-12B/A	001-42045	10.18	5/29/24
10.19†	License Agreement by and between The Chinese University of Hong Kong and Cirina Limited (No. TC1711655), dated as of May 29, 2017	10-12B/A	001-42045	10.19	5/29/24
10.20†	License Agreement by and between The Chinese University of Hong Kong and Cirina Limited (No. TC1711656), dated as of May 29, 2017	10-12B/A	001-42045	10.2	5/29/24
10.21†	License Agreement by and between The Chinese University of Hong Kong and Cirina Limited (No. TC1711657), dated as of May 29, 2017	10-12B/A	001-42045	10.21	5/29/24
10.22	Lease by and between MENLO PREHC I, LLC, MENLO PREPI I, LLC, TPI Investors 9, LLC and GRAIL, Inc., dated as of May 5, 2016	10-12B/A	001-42045	10.22	5/29/24
10.23	First Amendment to Lease among MENLO PREHC I, LLC, MENLO PREPI I, LLC, TPI Investors 9, LLC and GRAIL, Inc., dated as of June 8, 2017	10-12B/A	001-42045	10.23	5/29/24
10.24	Lease Agreement by and between PP Office Owner 1, L.P. and GRAIL, Inc., dated as of June 4, 2020	10-12B/A	001-42045	10.24	5/29/24
10.25#	GRAIL, Inc. Non-Employee Director Compensation Program	8-K	001-42045	10.3	7/2/24
19.1	Insider Trading Policy					*
21.1	List of subsidiaries of GRAIL, Inc.	10-12B/A	001-42045	21.1	5/6/24
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
97.1	Policy for Recovery of Erroneously Awarded Compensation	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
*	Filed herewith.
**	Furnished herewith.
#	Indicates a management or compensatory plan.
†	Pursuant to Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted as the registrant has determined that the omitted information is (i) not material and (ii) the type of information that the registrant customarily and actually treats as private or confidential.

Item 16. Form 10-K Summary
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAIL, Inc.

Dated: March 5, 2025	By:	/s/ Robert Ragusa
Name: Robert Ragusa Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Name	Title	Date
/s/ Robert Ragusa	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2025
Robert Ragusa
/s/ Aaron Freidin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2025
Aaron Freidin
/s/ William Chase	Director	March 5, 2025
William Chase
/s/ Steven Mizell	Director	March 5, 2025
Steven Mizell
/s/ Sarah Krevans	Director	March 5, 2025
Sarah Krevans
/s/ Gregory Summe	Director and Chairperson of the Board	March 5, 2025
Gregory Summe