Form 10-Q
period 2025-06-30
GRAIL, Inc.
filed 2025-08-13
CIK 1699031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☐   No ☒

As of August 11, 2025, the registrant had 36,047,799 shares of common stock, par value $0.001 per share, outstanding.

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
These statements are only predictions based on our current expectations and projections about future events and trends. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements, including those factors discussed under the sections entitled “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K (filed on March 5, 2025) for the year ended December 31, 2024 (the “2024 Form 10-K”). You should specifically consider the numerous risks described under these sections. Moreover, we operate in a dynamic and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results, level of activity, performance, or achievements to differ materially and adversely from those contained in any forward-looking statements we may make.
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

Part I - Financial Information
Item 1. Financial Statements
GRAIL, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$127,427	$214,234
Short-term marketable securities	475,327	549,236
Accounts receivable, net(1)	16,313	20,312
Supplies(2)	19,739	18,632
Prepaid expenses and other current assets(3)	13,038	17,447
Total current assets	651,844	819,861
Property and equipment, net(4)	60,210	69,061
Operating lease right-of-use assets	60,033	66,373
Restricted cash	3,349	3,349
Intangible assets, net	1,919,723	2,016,890
Other non-current assets	7,392	7,773
Total assets	$2,702,551	$2,983,307
Liabilities and stockholders’/member’s equity
Current liabilities:
Accounts payable(5)	$6,283	$4,844
Accrued liabilities(6)	48,870	57,241
Operating lease liabilities, current portion	13,689	13,260
Other current liabilities	1,797	1,580
Total current liabilities	70,639	76,925
Operating lease liabilities, net of current portion	48,475	54,881
Deferred tax liability, net	266,174	345,860
Other non-current liabilities	2,620	2,236
Total liabilities	387,908	479,902
Preferred stock, par value of $0.001 per share; 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock $0.001 par value per share, 1,500,000,000 shares authorized, 36,047,799 shares issued and outstanding as of June 30, 2025, 33,893,409 shares issued and outstanding as of December 31, 2024	36	34
Additional paid-in capital	12,335,832	12,305,250
Accumulated other comprehensive income	2,303	1,451
Accumulated deficit	(10,023,528)	(9,803,330)
Total stockholders’/member’s equity	2,314,643	2,503,405
Total liabilities and stockholders’/member's equity	$2,702,551	$2,983,307
(1) Includes related party accounts receivable, net of $37 and $65, respectively.
(2) Includes related party supplies of $1,803 and $3,130, respectively.
(3) Includes related party prepaid expenses and other current assets of $70 and $77, respectively.
(4) Includes related party property and equipment, net of $1,768 and $2,227, respectively.
(5) Includes related party accounts payable of $567 and nil , respectively.
(6) Includes related party accrued liabilities of $50 and $104, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue:
Screening revenue(1)	$34,379	$28,163	$63,512	$51,702
Development services revenue	1,165	3,807	3,869	6,989
Total revenue	35,544	31,970	67,381	58,691
Costs and operating expenses:
Cost of screening revenue (exclusive of amortization of intangible assets)(2)	19,346	15,789	36,469	29,511
Cost of development services revenue(3)	501	621	1,672	2,057
Cost of revenue — amortization of intangible assets	33,472	33,472	66,944	66,944
Research and development(4)	46,626	94,196	100,251	195,821
Sales and marketing	28,539	40,989	63,518	87,808
General and administrative(5)	37,914	67,258	82,988	124,327
Goodwill and intangible assets impairment	28,000	1,420,936	28,000	1,420,936
Total costs and operating expenses	194,398	1,673,261	379,842	1,927,404
Loss from operations	(158,854)	(1,641,291)	(312,461)	(1,868,713)
Other income:
Interest income	6,809	2,805	14,588	5,706
Other income (expense), net	(811)	5	(1,395)	47
Total other income, net	5,998	2,810	13,193	5,753
Loss before income taxes	(152,856)	(1,638,481)	(299,268)	(1,862,960)
Benefit from income taxes	38,871	53,144	79,070	58,709
Net loss	$(113,985)	$(1,585,337)	$(220,198)	$(1,804,251)
Net loss per share — Basic and Diluted	$(3.18)	$(51.06)	$(6.28)	$(58.11)
Weighted-average shares of common stock used in computing net loss per share:	35,793,154	31,049,148	35,054,896	31,049,148
(1) Includes related party screening revenue of $52 and $129 for the three and six months ended June 30, 2025 and $108 and $237 for the three and six months ended June 30, 2024, respectively.
(2) Includes related party cost of screening revenue of $1,176 and $2,687 for the three and six months ended June 30, 2025 and $3,457 and $6,126 for the three and six months ended June 30, 2024, respectively.
(3) Includes related party cost of development services revenue of $19 and $182 for the three and six months ended June 30, 2025 and $71 and $116 for the three and six months ended June 30, 2024, respectively.
(4) Includes related party research and development expenses of $578 and $1,974 for the three and six months ended June 30, 2025 and $5,310 and $10,112 for the three and six months ended June 30, 2024, respectively.
(5) Includes related party general and administrative expenses of $— and $— for the three and six months ended June 30, 2025 and $52 and $103 for the three and six months ended June 30, 2024, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss	$(113,985)	$(1,585,337)	$(220,198)	$(1,804,251)
Other comprehensive income (loss):
Change in net unrealized gain on marketable securities	(59)	—	(309)	—
Foreign currency translation adjustment	696	372	1,161	320
Comprehensive loss	$(113,348)	$(1,584,965)	$(219,346)	$(1,803,931)
See accompanying notes to unaudited condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/ MEMBER’S EQUITY
(unaudited)
(amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2024	33,893,409	$34	$12,305,250	$1,451	$(9,803,330)	$2,503,405
Net loss	—	—	—	—	(106,213)	(106,213)
Stock-based compensation expense	—	—	16,261	—	—	16,261
Other comprehensive income	—	—	—	215	—	215
Release of restricted stock units	1,403,449	1	(1)	—	—	—
Balance as of March 31, 2025	35,296,858	$35	$12,321,510	$1,666	$(9,909,543)	$2,413,668
Net loss	—	—	—	—	(113,985)	(113,985)
Stock-based compensation expense	—	—	14,323	—	—	14,323
Other comprehensive income	—	—	—	637	—	637
Release of restricted stock units	750,941	1	(1)	—	—	—
Balance as of June 30, 2025	36,047,799	$36	$12,335,832	$2,303	$(10,023,528)	$2,314,643
See accompanying notes to unaudited condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/ MEMBER’S EQUITY
(unaudited)
(amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Member’s Equity	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’/Member’s Equity
Balance as of December 31, 2023	—	$—	$11,421,446	$—	$1,066	$(7,776,325)	$3,646,187
Net loss	—	—	—	—	—	(218,914)	(218,914)
Stock-based compensation expense	—	—	170	—	—	—	170
Other comprehensive loss	—	—	—	—	(52)	—	(52)
Contribution from member, net	—	—	312,000	—	—	—	312,000
Balance as of March 31, 2024	—	$—	$11,733,616	$—	$1,014	$(7,995,239)	$3,739,391
Net loss	—	—	—	—	—	(1,585,337)	(1,585,337)
Stock-based compensation expense	—	—	156	640	—	—	796
Other comprehensive income	—	—	—	—	372	—	372
Recognition of deferred tax liability in connection with the Spin-Off*	—	—	(447,190)	—	—	—	(447,190)
Reclassification of incentive plan liabilities to additional paid-in capital	—	—	—	54,795	—	—	54,795
Disposal funding received in connection with the Spin-Off*	—	—	932,300	—	—	—	932,300
Issuance of common stock in connection with the Spin-Off and reclassification of contribution from member, net*	31,049,148	31	(12,218,882)	12,218,851	—	—	—
Balance as of June 30, 2024	31,049,148	$31	$—	$12,274,286	$1,386	$(9,580,576)	$2,695,127
See accompanying notes to unaudited condensed consolidated financial statements.
___________
*See Note 1 — Organization And Description Of Business for more information on the Spin-Off

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(amounts in thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net loss	$(220,198)	$(1,804,251)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of intangibles assets	69,167	69,167
Depreciation	9,287	10,218
Stock-based compensation expense	30,379	55,053
Cash payment for equity awards	—	(53,807)
Deferred income taxes	(79,070)	(57,949)
Amortization of discount on marketable securities	(11,811)	—
Goodwill and intangible assets impairment	28,000	1,420,936
Credit loss expense	412	—
Other	1,094	361
Changes in operating assets and liabilities:
Accounts receivable, net(1)	3,587	3,536
Supplies(2)	(902)	(3,811)
Operating lease right-of-use assets and liabilities, net	363	1,586
Prepaid expenses and other assets(3)	4,790	(2,527)
Accounts payable(4)	1,405	(3,314)
Accrued and other liabilities(5)	(8,480)	(14,283)
Net cash used in operating activities	(171,977)	(379,085)
Cash flows from investing activities
Purchases of property and equipment	(431)	(3,934)
Purchases of marketable securities	(502,489)	—
Proceeds from maturities of marketable securities	587,900	—
Net cash provided by (used in) investing activities	84,980	(3,934)
Cash flows from financing activities
Cash funding received from Illumina	—	1,244,300
Net cash provided by financing activities	—	1,244,300
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	190	(30)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(86,807)	861,251
Cash, cash equivalents and restricted cash — beginning of period	217,583	101,512
Cash, cash equivalents and restricted cash — end of period	$130,776	$962,763
Represented by:
Cash and cash equivalents	$127,427	$958,845
Restricted cash	3,349	3,918
Total	$130,776	$962,763
Supplemental cash flow information:
Property and equipment included in accounts payable and accrued liabilities	(127)	(628)
Operating cash flows paid for operating leases, net	(8,671)	(10,043)
(1) Includes changes in related party accounts receivable of $28 and $48, respectively.
(2) Includes changes in related party supplies of $1,327 and $(403), respectively.
(3) Includes changes in related party prepaid and other current assets of $7 and $(18), respectively.
(4) Includes changes in related party accounts payable of $567 and $(828), respectively.
(5) Includes changes in related party accrued liabilities of $(54) and $(95), respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

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
GRAIL was previously acquired by Illumina, Inc. (”Illumina”) in August 2021, at which point it became a 100% owned subsidiary of Illumina, and held separate as a part of binding hold separate commitments implemented pursuant to orders issued by the European Commission (the “Acquisition”). GRAIL separated from Illumina on June 24, 2024, as described below. GRAIL was a limited liability company (“LLC”) from August 19, 2021 to June 21, 2024 when it was converted into a corporation (the “Conversion”) in anticipation of such separation.
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

In connection with the Spin-Off, the Company entered into or adopted agreements that provide a framework for the relationship between the Company and Illumina, including, but not limited to the following:

•Separation and Distribution Agreement — governed the terms and conditions of the Spin-Off and sets forth aspects of the Company’s and Illumina’s relationship following the Spin-Off. See Note 8 — Legal And Regulatory Proceedings for more information regarding the contingencies related to this agreement.
•Tax Matters Agreement — governs the respective rights, responsibilities and obligations of Illumina and the Company after the Spin-Off with respect to all tax matters and includes restrictions to preserve the tax-free status of the Distribution. See Note 11 — Taxes for more information regarding income taxes and Note 8 — Legal And Regulatory Proceedings regarding the contingencies related to this agreement.
•Employee Matters Agreement — addressed employment, compensation, and benefits matters, including the allocation and treatment of assets and liabilities relating to employees and compensation and benefits plans and programs in which GRAIL employees participate, as well as the treatment of cash-based incentive awards in connection with the Spin-Off. See Note 7 — Stock-Based Compensation for further details regarding the treatment of equity awards.
•Stockholder and Registration Rights Agreement — governs the respective rights, responsibilities and obligations of Illumina and the Company after the Spin-Off with respect to Illumina’s continuing ownership of GRAIL common stock.
•Supply and Commercialization Agreement Amendment — amends the Company’s supply and commercialization agreement with Illumina, which governs the ongoing supply and commercial relationship, including licensing, royalty payments and intellectual property between GRAIL and Illumina. See Note 13 — Related Party Transactions for more information regarding the royalty arrangements with Illumina.
Illumina provided the Company with disposal funding (the “Disposal Funding”) in the amount of $932.3 million in accordance with the Separation and Distribution Agreement, subject to a clawback feature in the event

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
that the Company (i) consummates a change in control transaction, sells or licenses substantially all of its assets or adopts a plan of liquidation (collectively, a “GRAIL Change of Control”), or (ii) (1) pays any dividend on, or makes any other distribution in respect of, any shares of its capital stock or other equity or voting interests (other than a stock dividend or a stock split), or otherwise consummates a return of capital from the Company to any of its equity holders or (2) redeems, purchases or otherwise acquires any of its outstanding shares of capital stock or other equity or voting interests (other than the acquisition of any shares in order to effectuate a “net settlement” transaction for the purposes of satisfying tax withholding obligations arising in connection with the grant, vesting, exercise and/or settlement of any outstanding incentive equity awards of GRAIL held by its current or former employees), in each case, prior to September 24, 2025 (the 15-month anniversary of the Distribution Date). If the Company consummates a transaction described in the foregoing clause (i), the Company must return to Illumina a cash amount decreasing over time calculated by reference to the number of months which have elapsed since the Distribution Date at the time of the public announcement of the event giving rise to the change of control. If the Company consummates a transaction described in the foregoing clause (ii), the Company must return to Illumina a cash amount equal to the payments made by the Company in connection with such transaction. The amount of clawback payments made cannot exceed the amount of the initial disposal funding. See Note 8 — Legal And Regulatory Proceedings — Contingencies for details.
Our Ability to Continue as a Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to manage its net loss and to become profitable and operate profitably, to manage the Company’s negative cash flows from operations and to generate positive cash flows from operations, and the Company’s ability to obtain financing to support working capital requirements. The Company had $130.8 million of cash, cash equivalents and restricted cash and $475.3 million of short-term marketable securities as of June 30, 2025.
The Company believes that its existing cash, cash equivalents and short-term marketable securities will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months, as of the date these unaudited condensed consolidated financial statements were filed.

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
Management considered the need to allocate any historical shared costs incurred by the parent, Illumina, to the accompanying unaudited condensed consolidated financial statements. As previously discussed, the European Commission adopted an order requiring Illumina and GRAIL to be held and operated as distinct and separate entities. As no integration ever occurred, management concluded that no material allocations were required. Prior to the Spin-Off, the Company had generated net operating loss carryforwards for federal and state tax purposes, however, as a single member LLC disregarded for tax purposes, these tax attributes are the sole property of Illumina and remained the assets of Illumina following the Spin-off in accordance with the Internal Revenue Code. However, amounts recognized by the Company are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company operated independently of

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the parent. Related party transactions with Illumina are discussed further in Note 13 — Related Party Transactions.
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements, reflect all normal recurring adjustments that are necessary to present the results fairly, and include the accounts of the Company and its wholly owned subsidiaries for the interim periods presented. All intercompany balances have been eliminated in consolidation. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2024 Form 10-K.
Significant Accounting Policies
During the six months ended June 30, 2025, there were no material changes to the Company’s significant accounting policies disclosed in Note 2 — Summary of Significant Accounting Policies, within the consolidated financial statements for the year ended December 31, 2024 included in its 2024 Form 10-K, except as described below.
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
While IPR&D is not amortized, it is reviewed for impairment at least annually, or more frequently if events or circumstances indicate a potential for impairment. IPR&D is considered impaired if the carrying value of the reporting unit or IPR&D asset exceeds its respective fair value.
During the indefinite-lived intangible asset impairment review, the Company assesses the qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset fair value is less than the carrying amount. The qualitative factors considered include, but are not limited to, macroeconomic conditions, industry and market considerations, and the Company’s overall financial performance. If the Company determines that it is not more likely than not that the intangible asset is less than the carrying amount, no additional assessment is necessary. If the carrying amount of the intangible asset exceeds its fair value, the Company records an impairment loss based on the excess. The Company may elect to bypass the qualitative assessment in a period and proceed to perform the quantitative indefinite-lived intangible asset impairment test.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock- Based Compensation Expense - 2024 Employee Stock Purchase Plan

The fair value of shares to be issued under the Company’s 2024 Employee Stock Purchase Plan (“ESPP”), is derived using the Black-Scholes-Merton option-pricing model at the commencement of six-month purchase periods in May and November of each year. The Company’s first offering period began in May 2025 with the first purchase date expected to take place in November 2025. Stock-based compensation for the ESPP is expensed using a straight-line attribution method over the offering period. Additionally, forfeitures are accounted for as incurred.
Concentration Risk
Significant customers are those that represent more than ten percent of total revenue or accounts receivable, net balances for the periods and as of each condensed consolidated balance sheet date presented, respectively. Revenue from a major customer that amounts to 10% or more of total revenue is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Customer A	*	10%	*	10%
*less than 10%
Customers that accounted for 10% or more of total accounts receivable balance are as follows:

	As of
	June 30, 2025	December 31, 2024
Customer A	*	32%
Customer B	12%	*
*less than 10%
Reclassification
Certain amounts relating to related party transactions in the unaudited condensed consolidated statements of operations and statements of cash flows for the respective periods ended June 30, 2024 have been conformed to the current period presentation of related party transactions.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. This update intends to improve financial reporting by requiring disclosure of additional information about specific expense categories. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the guidance is to be applied prospectively and may be applied retrospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3. REVENUE
The following table presents the Company’s revenue disaggregated by geographic areas based on the customers’ locations:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
United States
Screening	$34,208	$28,163	$62,912	$51,702
Development Services	—	500	255	665
International(1)
Screening	171	—	600	—
Development Services	1,165	3,307	3,614	6,324
Total	$35,544	$31,970	$67,381	$58,691
_________
(1) International region includes revenue earned from customers located outside of the United States.
The following table presents the Company’s revenue disaggregated by revenue source:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Screening
Commercial	$33,472	$28,163	$62,253	$51,702
Government(1)	$907	$—	$1,259	$—
Development Services
Commercial	$1,165	$3,807	$3,869	$6,989
Total	$35,544	$31,970	$67,381	$58,691
_________
(1) Government screening revenue primarily consists of revenue earned as part of the Company’s Galleri-Medicare clinical study.
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
During the three months ended June 30, 2024, prior to the Spin-Off, the approval of the Spin-Off by Illumina’s board of directors represented a potential indicator of impairment, which also aligned with the timing of Illumina’s annual goodwill impairment test date for 2024. The assessment was performed using a market approach to determine the fair value of goodwill which utilized the valuation ranges prepared by the divestment financial advisors engaged by Illumina in connection with the Spin-Off. The valuation ranges were determined using revenue multiples from public company peers for comparable companies. The implied discount rate for the goodwill impairment assessment was 51.5%. These estimates and assumptions represent a Level 3 measurement because they include unobservable inputs that are supported by little or no market activity and reflect Company-determined and judgmental factors for these assumptions in measuring fair value. The assumptions in the assessment of an impairment analysis are inherently subjective due to uncertainty and any

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
slight changes in these rates and assumptions could have a significant impact on the concluded value of goodwill. The Company recognized a goodwill impairment of $888.9 million as a result of the impairment assessment, primarily due to changes to the forecast of GRAIL’s value and the method for valuing GRAIL.
Intangible Assets
Intangible assets identified in the Acquisition include trade names, developed technology, and IPR&D and were measured at fair value as of the closing date of Illumina’s acquisition of the Company (“Closing Date”).

The following roll-forward indicates the fair values assigned to finite-lived intangible assets from the Acquisition and the resulting amortization:

	As of
	June 30, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Developed Technologies	$2,410,000	$(513,241)	$1,896,759	$2,410,000	$(446,297)	$1,963,703
Trade Names	40,000	(17,036)	22,964	40,000	(14,813)	25,187
Total Finite-Lived Intangible Assets	$2,450,000	$(530,277)	$1,919,723	$2,450,000	$(461,110)	$1,988,890
The following roll-forward indicates the carrying value of the indefinite-lived intangible asset from the Acquisition and the impairment expenses recorded:

(in thousands)	IPR&D
Balance as of January 1, 2024	560,000
Impairment	(532,000)
Balance as of December 31, 2024	28,000
Impairment	(28,000)
Balance as of June 30, 2025	—
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
Subsequent to the Spin-Off, the Company performed a portfolio review and determined to decrease investment in the development of the IPR&D asset, which impacted the amount and timing of expected future cash flows attributable to IPR&D. This determination was driven by the impact of the Company’s post-Spin-Off capital structure, constitution of the Company’s Board at the time of the Spin-Off as the key decision maker for the determination, and increased ability to revisit the Company’s business strategy and portfolio as a standalone public company without regulatory oversight. This represented a potential impairment indicator. An impairment assessment was performed using a discounted cash flow model utilizing the updated projected cash flows and discount rate. The discount rate selected was 20%. Based on the impairment test performed, the Company assessed and determined that the carrying value of the IPR&D intangible asset exceeded its estimated fair value. As a result, the Company recognized an additional impairment of $112.0 million, primarily due to a decrease in projected cash flows.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In Q2 2025, the Company identified a change in market conditions in relation to its IPR&D asset which is in development. The change is expected to impact the amount of future cash flows attributable to the technology underlying the IPR&D asset. This represented a potential impairment indicator. An impairment assessment was performed using a discounted cash flow model utilizing the updated projected cash flows and discount rate. The discount rate selected was 21%. Based on the impairment test performed, the Company assessed and determined that the carrying value of the IPR&D intangible asset exceeded its estimated fair value. As a result, the Company recognized an impairment of $28.0 million, resulting in write off of the entire carrying value of the IPR&D asset.
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
The IPR&D intangible asset is not currently subject to amortization. Amortization expense related to finite-lived intangible assets was $34.6 million for the three month periods ended June 30, 2025 and 2024 and $69.2 million for the six month periods ended June 30, 2025 and 2024.
The estimated future annual amortization of finite-lived intangible assets is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

(in thousands)	Estimated Annual Amortization
Remainder of 2025	$69,166
2026	138,333
2027	138,333
2028	138,333
2029	138,333
2030 and thereafter	1,297,225
Total	$1,919,723
NOTE 5. BALANCE SHEET COMPONENTS
The following tables present financial information of certain condensed consolidated balance sheet components:

	As of
Accounts receivable, net	June 30, 2025	December 31, 2024
(in thousands)
Trade accounts receivable, gross	$21,118	$24,099
Allowance for credit losses	(4,805)	(3,787)
Total accounts receivable, net	$16,313	$20,312

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As of
Accrued liabilities	June 30, 2025	December 31, 2024
(in thousands)
Accrued compensation expenses	$22,415	$34,530
Accrued clinical studies and research and development expenses	13,278	13,027
Accrued legal and professional service expenses	5,209	2,966
Accrued other expenses	7,968	6,718
Total accrued liabilities	$48,870	$57,241

NOTE 6. FAIR VALUE MEASUREMENTS, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables represent the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$125,296	$125,296	$—	$—
Total cash equivalents	125,296	125,296	—	—
U.S. government treasury bills	475,327	475,327	—	—
Total short-term marketable securities	475,327	475,327	—	—
Total	$600,623	$600,623	$—	$—

	December 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$94,697	$94,697	$—	$—
U.S. government treasury bills	117,442	117,442	—	—
Total cash equivalents	212,139	212,139	—	—
U.S. government treasury bills	549,236	549,236	—	—
Total short-term marketable securities	549,236	549,236	—	—
Total	$761,375	$761,375	$—	$—

The following tables summarize the Company’s cash equivalents and marketable securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	June 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$125,296	$—	$—	$125,296
U.S. government treasury bills	475,370	—	(43)	475,327
Total	$600,666	$—	$(43)	$600,623

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
The Company had 7 securities with a fair value of $291.7 million in an unrealized loss position as of June 30, 2025 and no securities in unrealized loss position as of December 31, 2024. None of the Company’s marketable securities had been in an unrealized loss position for more than one year as of June 30, 2025 and December 31, 2024. The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of June 30, 2025 and December 31, 2024 because the change in market value for those securities that were in an unrealized loss position resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. The Company does not intend to sell the money market funds and short term investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.
NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense, which includes expense for both equity and liability-classified awards, reported in the condensed consolidated statements of operations, was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cost of screening revenue (exclusive of amortization of intangible assets)	$417	$451	$1,162	$921
Cost of development services revenue	—	12	17	23
Research and development	3,716	9,625	7,759	21,068
Sales and marketing	2,756	4,889	5,801	10,352
General and administrative	7,279	10,970	15,640	22,689
Stock-based compensation expense, before taxes	14,168	25,947	30,379	55,053
Related income tax benefits	(900)	(6,300)	(5,294)	(13,368)
Stock-based compensation expense, net of taxes	$13,268	$19,647	$25,085	$41,685
2024 Incentive Award Plan
The GRAIL, Inc. 2024 Incentive Award Plan (the “2024 Plan”) was adopted by GRAIL and approved by Illumina, in its capacity as GRAIL’s sole stockholder, in May 2024. The 2024 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance-based awards, and other stock or cash based awards. The maximum number of shares authorized for issuance under the 2024 Plan increased by 1,694,670 shares to 10,351,487 shares on January 1, 2025 pursuant to the annual automatic evergreen increase provision of the 2024 Plan. As of June 30, 2025, approximately 382,005 shares remained available for future grants under the 2024 Plan.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2024 Inducement Award Plan
The GRAIL, Inc. 2024 Inducement Award Plan (the “2024 Inducement Plan”) was adopted by GRAIL’s board of directors on August 9, 2024. The 2024 Inducement Plan is used exclusively for the grant of equity awards to prospective employees who (i) were not previously employees of GRAIL, or (ii) are returning to GRAIL following a bona fide period of non-employment, in any case, in connection with and as an inducement material to such prospective employee’s entering into employment with GRAIL pursuant to Nasdaq Listing Rule 5635(c)(4). This plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance-based awards, and other stock or cash based awards. On May 14, 2025, GRAIL registered an additional 500,000 shares of common stock that may be offered under the 2024 Inducement Plan. The 2024 Inducement Plan does not have a specified limit on the number of shares authorized for issuance.
A summary of the Company’s restricted stock unit activity, issued under the 2024 Plan and 2024 Inducement Plan, is as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
(Units in thousands)
Outstanding at January 1, 2025	5,523	$14.22
Awarded	2,316	$39.89
Released	(2,154)	$15.36
Forfeited	(396)	$20.41
Outstanding at June 30, 2025	5,289	$24.53
Cash-Based Equity Awards and 2024 Transition Incentive Award
In connection with the Spin-Off in June 2024, outstanding cash-based equity incentive award (the “Cash-Based Equity Awards”) and certain Cash-Based Equity Awards granted to GRAIL employees, including executives, for retention purposes in the second quarter of 2024 (the “2024 Transition Incentive Awards”) were converted into Company restricted stock units in accordance with the Employee Matters Agreement by dividing the aggregate award value by the volume-weighted average share price over the first four trading days following the Spin-Off. As a result of the modification, the Cash-Based Equity Awards and 2024 Transition Awards, which were liability-classified awards prior to the Spin-Off, were reclassified as equity-classified awards. The Cash-Based Equity Awards and the 2024 Transition Incentive Awards in the amount of $50.3 million and $4.4 million, respectively, were reclassified to Additional Paid-In Capital and converted into 4.0 million and 2.5 million RSUs, respectively. See Note 7 - Stock-based compensation in the Company’s Annual Report on Form 10-K (filed on March 5, 2025) for the year ended December 31, 2024 for further details.
2024 Employee Stock Purchase Plan
The ESPP was adopted by GRAIL and approved by Illumina’s Board of Directors, in its capacity as GRAIL’s sole stockholder, in May 2024. The maximum number of shares authorized for issuance under the ESPP increased by 338,934 shares to 752,955 shares on January 1, 2025 pursuant to the annual automatic evergreen increase provision of the ESPP. As of June 30, 2025, 752,955 shares were available for issuance under the ESPP.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Under the ESPP as currently implemented, eligible employees are offered shares through a six-month offering period commencing in May and November of each year. Employees who participate in the ESPP may elect to have up to 15% of their eligible compensation withheld to purchase shares of the Company’s common stock. The purchase price of the Company’s common stock will be equal to 85% of the lower of the fair market value of the Company’s common stock on the beginning of each offering period or the fair market value of the Company’s common stock on the end of the six-month offering period. The Company’s first offering period began in May 2025 with the first purchase date expected to take place in November 2025. No shares were offered under the ESPP during the three- and six-month periods ended June 30, 2024. No shares were issued under the ESPP during the three- and six-month periods ended June 30, 2025 or the three- and six-month periods ended June 30, 2024.
The fair value of employee stock purchase rights under the ESPP have been estimated with the following assumptions using the Black-Scholes-Merton option-pricing model:

Three and Six Months Ended
June 30, 2025
Weighted-average assumptions:
Expected life (in years)	0.5
Risk-free interest rate	4.2%
Expected volatility	108.7%
Expected dividend	0%
Weighted-average estimated grant date fair value per share	$17.68
The expected term represents the term from the first day of the offering period to the purchase date. The risk-free interest rate assumption was based upon observed interest rates on Treasury bills appropriate for the expected term. The expected stock price volatility assumption was estimated using the average of the Company’s historical volatility and average volatility of the Company’s peer companies. The average of the Company’s peer companies and its own volatility is more representative of future stock price trends than the Company’s historical volatility due to its limited history as a public company. Expected dividend yield was 0% as the Company has not paid and does not anticipate paying dividends on its common stock.
As of June 30, 2025, unrecognized compensation costs related to the ESPP was $1.9 million and is expected to be recognized over a weighted average period of 0.4 years.
Performance-Based Award
During the quarter ended June 30, 2025, the Company granted performance-based restricted stock unit (“PSU”) awards under the 2024 Plan with vesting conditions tied to achievement of Company-specific performance and continued service. One-third of the PSUs subject to the awards vest upon the achievement of a Company-specific performance condition and the remaining two-thirds of the PSUs subject to the awards vest in substantially equal installments upon each of the first and second anniversaries of the initial vesting date, in each case, subject to the holder’s continued service with the Company through the applicable vesting date. The PSU awards have an aggregate potential value of up to $1.0 million and expire, to the extent unvested, in May 2035. As of June 30, 2025, it was not probable that the performance conditions associated with the PSU awards will be achieved and, therefore, no stock-based compensation expense has been recognized in the unaudited condensed consolidated financial statements.
The Company also has one performance-based award outstanding for a former employee for which vesting is based on future revenues. The award has an aggregate potential value of up to $78.0 million and expires, to the extent unvested, in August 2030. One-fourth of the total potential value of the award vests immediately upon the achievement of cumulative net revenues in any period of four consecutive fiscal quarters of $500.0 million, $750.0 million, $1.5 billion, and $2.0 billion. The Company assesses the probability of achieving the performance conditions associated with the award on a quarterly basis at each reporting period. If and to the extent that the liability becomes due and payable prior to 12:01 a.m. Eastern Time December 24, 2026 (the “Disposal Funding

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Period”) and paid by GRAIL, in cash, during the Disposal Funding Period, Illumina shall reimburse GRAIL all or such portion of the liability paid by GRAIL in accordance of the terms of the Separation and Distribution Agreement. As of June 30, 2025, it was not probable that the performance conditions associated with the award will be achieved and, therefore, no stock-based compensation expense, or corresponding loss recovery asset or liability, has been recognized in the unaudited condensed consolidated financial statements.
NOTE 8. LEGAL AND REGULATORY PROCEEDINGS
The Company is subject to various claims, complaints, regulatory proceedings, and legal actions that arise from time to time in the ordinary course of business.
SEC Inquiry Letter
GRAIL may also be a party or otherwise involved in new litigation proceedings regarding the Acquisition. For example, in July 2023, Illumina was informed that the staff of the SEC was conducting an investigation relating to Illumina and was requesting documents and communications primarily related to Illumina’s acquisition of GRAIL and certain statements and disclosures concerning GRAIL, its products and the acquisition, and related to the conduct and compensation of certain members of Illumina and GRAIL management, among other things. GRAIL has cooperated with the SEC in this investigation. On May 9, 2025, the Company confirmed with the SEC that the SEC has closed its investigation into this matter.
Federal Securities Class Actions
On November 11, 2023, the first of three securities class action complaints was filed against Illumina and certain of its current and former executive officers in the United States District Court for the Southern District of California. The first-filed case is captioned Kangas v. Illumina, Inc. et al., the second-filed case is captioned Roy v. Illumina, Inc. et al., and the third-filed case is captioned Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al. (collectively, the “Actions”). The complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts relating to Illumina’s acquisition of Grail. The complaints seek unspecified damages, interest, fees, and costs. On January 9, 2024, four movants filed motions to consolidate the Actions and to appoint a lead plaintiff (“Lead Plaintiff Motions”). On April 11, 2024, the Court issued an order consolidating the Actions into a single action (captioned in re Illumina, Inc. Securities Litigation No. 23-cv-2082-LL-MMP), and appointed Universal-Investment-Gesellschaft mbH, UI BVK Kapitalverwaltungsgesellschaft mbH, and ACATIS Investment Kapitalverwaltungsgesellschaft mbH as lead plaintiffs. (the “Lead Plaintiffs”). On June 21, 2024, the Lead Plaintiffs filed a consolidated amended complaint. The amended complaint alleges that GRAIL, in addition to Illumina, and certain of their respective current and former directors and others violated sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with Illumina's acquisition of GRAIL and disclosures concerning the same. GRAIL has an indemnification obligation for certain current and former directors and officers involved in the matter pursuant to indemnification agreements entered into by these individuals and GRAIL. On September 13, 2024 the plaintiffs further amended the complaint. On November 12, 2024, the Company moved to dismiss Lead Plaintiffs’ second amended complaint for failure to state a claim under Sections 10(b) and 20(a) of the Exchange Act. Lead Plaintiffs filed their opposition to the motion to dismiss on December 20, 2024, and the Company filed its reply in support of its motion to dismiss on February 3, 2025. The motion to dismiss is currently pending before the federal district court. The Company denies the allegations in the complaints and intends to vigorously defend the litigation. In light of the fact that the lawsuits are in an early stage, the Company cannot predict the ultimate outcome of the suits.
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

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.
The company is involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to employment matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the unaudited condensed consolidated financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Since litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures. The Company may change its estimates if its assessment of the various factors changes and the amount of ultimate loss may differ from estimates, resulting in a material effect on the Company’s business, financial condition, results of operations, and/or cash flows. As of June 30, 2025, the Company is unable to estimate a range of possible loss in excess of the amounts accrued.
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
In connection with the Spin-Off, Illumina provided the Company with disposal funding in the amount of $932.3 million in accordance with the Separation and Distribution Agreement, subject to a clawback feature. The clawback is triggered if, prior to September 24, 2025 (the 15-month anniversary of the Distribution Date), the Company (i) consummates a change in control of the Company or (ii) (1) pays any dividend on, or makes any other distribution in respect of, any shares of its capital stock or other equity or voting interests (other than a stock dividend or a stock split), or otherwise consummates a return of capital from GRAIL to any of its equity holders or (2) redeems, purchases or otherwise acquires any of its outstanding shares of capital stock or other equity or voting interests (other than the acquisition of any shares in order to effectuate a “net settlement” transaction for the purposes of satisfying tax withholding obligations arising in connection with the grant, vesting, exercise and/or settlement of any outstanding incentive equity awards of GRAIL held by its current or former employees). If the Company consummates a transaction described in the foregoing clause (i), the Company must return to Illumina a cash amount decreasing over time calculated by reference to the number of months which have elapsed since the Distribution Date at the time of the public announcement of the event giving rise to the change of control. If the Company consummates a transaction described in the foregoing clause (ii), the Company must return to Illumina a cash amount equal to the payments made by the Company in connection with such transaction. The amount of clawback payments made cannot exceed the amount of the initial disposal funding. As of June 30, 2025, no contingency liability was recorded as the contingent loss is not probable.
On June 21, 2024, in connection with the Spin-Off, Illumina and the Company also entered into the Tax Matters Agreement to govern the respective rights, responsibilities and obligations of Illumina and the Company after the Spin-Off with respect to all tax matters and will include restrictions to preserve the tax-free status of the Distribution. The Tax Matters Agreement included a number of restrictions on the Company to preserve the intended tax treatment of the Spin-Off. Breach of any covenant or representation contained in the Tax Matters Agreement will result in liability to specific separation taxes. As of June 30, 2025, as it was not probable that the Company will breach the agreement, no contingent liability was recorded in connection with the Tax Matters Agreement.
NOTE 9. RESTRUCTURING
On August 9, 2024, following a portfolio review, the Company’s Board of Directors approved a restructuring plan (“Restructuring Plan”) designed to re-prioritize the Company’s resources to focus on its core multi-cancer early detection (“MCED”) business and reduce overall spend as the Company progresses towards completion of registrational studies and premarket approval application (“PMA”) submission. The Restructuring Plan was

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
substantially completed in the fourth quarter of 2024, and the Company incurred $18.3 million of total restructuring charges from August 9, 2024 through December 31, 2024, consisting primarily of employee severance, benefits, payroll taxes, asset impairments and other associated costs. The following table presents the total restructuring charges by function for the period indicated:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(in thousands)	Severance and related benefit costs	Other Costs	Total	Severance and related benefit costs	Other Costs	Total
Research and development	$—	$—	$—	$(47)	$111	$64
Sales and marketing	—	—	—	(83)	—	(83)
General and administrative	—	—	—	(31)	16	(15)
Total	$—	$—	$—	$(161)	$127	$(34)
As of June 30, 2025, the Company had no remaining restructuring liability. The following table summarizes the restructuring-related liabilities:

(in thousands)	Severance and related benefit costs	Other Costs	Total
Amount recorded in accrued liabilities as of December 31, 2024	$806	$222	$1,028
Restructuring charges (adjustments), net	(161)	127	(34)
Cash payments made	(645)	(349)	(994)
Amount recorded in accrued liabilities as of June 30, 2025	$—	$—	$—

NOTE 10. NET LOSS PER SHARE
Prior to the completion of the Spin-Off from Illumina, the Company had no common shares issued and outstanding. In connection with the Spin-Off, on June 24, 2024, there were 31.0 million shares of GRAIL common stock distributed to Illumina stockholders. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off. For the three and six months ended June 30, 2024, 31.0 million shares are treated as issued and outstanding for purposes of calculating historical earnings per share.
The following table presents the calculation of the Company’s basic and diluted net loss per share to common stockholders:

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator
Net loss	$(113,985)	$(1,585,337)	$(220,198)	$(1,804,251)
Denominator
Weighted average shares of common stock—basic and diluted	35,793,154	31,049,148	35,054,896	31,049,148
Net loss per share to common stockholders
Basic	$(3.18)	$(51.06)	$(6.28)	$(58.11)
Diluted	$(3.18)	$(51.06)	$(6.28)	$(58.11)

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

	Three and Six Months Ended
	June 30, 2025	June 30, 2024
Unvested restricted stock units	5,261,148	6,564,282
Employee stock purchase plan	145,433	—
Shares subject to options to purchase common stock	104,315	104,315
Total	5,510,896	6,668,597
NOTE 11. TAXES
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
The worldwide effective income tax rate for the six months ended June 30, 2025 and June 30, 2024 was 26.40% and 3.37%, respectively. The increase for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily relates to the Company’s 2024 valuation allowance impacts against pre-tax losses prior to the Spin-off.
The effective tax rate was higher than the 21% U.S. federal statutory rate for the six months ended June 30, 2025, primarily due to state taxes, offset by discrete tax benefits from stock-based compensation.
The Company accounts for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Interest and penalties related to unrecognized tax benefits are included within income tax expense. For the three months ended June 30, 2025, the Company recorded income tax expense related to its Federal and California research and development credits of $0.2 million and $0.1 million, respectively.
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
As discussed in Note 1 — Organization And Description Of Business, prior to the Spin-Off, for tax purposes, the Company operated as a subsidiary of Illumina and not as a separately regarded taxable entity. Accordingly, the effective worldwide income tax rate for the period prior to the Spin-Off was calculated using the separate return method as if the Company filed income tax returns on both a standalone basis and on a carve-out basis.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 12. SEGMENT INFORMATION
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
The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the three and six months ended June 30, 2025 and June 30, 2024 is included in the table below:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue:
Screening revenue	$34,379	$28,163	$63,512	$51,702
Development services revenue	1,165	3,807	3,869	6,989
Total revenue	35,544	31,970	67,381	58,691
Costs and operating expenses:
Cost of screening revenue (exclusive of amortization of intangible assets) (1)	19,346	15,789	36,469	29,511
Cost of development services revenue (1)	501	621	1,672	2,057
Compensation	56,209	82,116	119,726	171,737
Depreciation and intangible assets amortization expense	39,175	39,389	78,454	79,385
Stock-based compensation	13,751	25,485	29,200	54,110
Professional services	9,327	25,593	18,522	41,077
Cloud computing and information technology	7,048	8,146	14,438	16,520
Clinical studies	6,263	16,327	12,185	31,232
Laboratory supplies and research collaborations	4,607	12,026	9,136	29,437
Facilities	1,674	6,414	4,194	11,166
Other segment expenses (2)	8,497	20,419	27,846	40,236
Goodwill and intangible assets impairment	28,000	1,420,936	28,000	1,420,936
Total costs and operating expenses	194,398	1,673,261	379,842	1,927,404
Loss from Operations	(158,854)	(1,641,291)	(312,461)	(1,868,713)
Other income (expense):
Interest income	6,809	2,805	14,588	5,706
Other income (expense), net	(811)	5	(1,395)	47
Benefit from income taxes	38,871	53,144	79,070	58,709
Net Loss	$(113,985)	$(1,585,337)	$(220,198)	$(1,804,251)
(1) Cost of screening revenue (exclusive of amortization of intangible assets) and cost of development services revenue include stock-based compensation expense. See Note 7 — Stock-Based Compensation for further details.
(2) Other segment expenses primarily includes costs related to contractors and temporary labor, marketing expenses, legal expenses, and credit loss expense

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 13. RELATED PARTY TRANSACTIONS
Illumina Purchases and Sales
The Company was a subsidiary of Illumina, Inc. between August 19, 2021 to June 23, 2024. Subsequent to the Spin-Off, Illumina retained a 14.5% stake in the Company. As of June 30, 2025, Illumina held 4,502,126 shares of common stock representing a 12.5% stake in the Company. Illumina is both a customer of the Company and a major supplier of the Company’s reagents and capital equipment. Goods and services transactions with Illumina are invoiced and paid when due.
Goods and services transactions with Illumina have been reflected in the unaudited condensed consolidated financial statements as follows:

(in thousands)	June 30, 2025	December 31, 2024
Accounts receivable	$37	$65
Supplies	1,803	3,130
Prepaid expenses and other current assets	70	77
Property and equipment, net	1,768	2,227
Accounts payable	567	—
Accrued liabilities	50	104

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Screening revenue	$52	$108	$129	$237
Cost of screening revenue	1,176	3,457	2,687	6,126
Cost of development services revenue	19	71	182	116
Operating expenses—Research and development	578	5,310	1,974	10,112
Operating expenses—General and administrative	—	52	—	103
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

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contributions from Member, Net
The following related party transactions between the Company and Illumina have been included in these unaudited condensed consolidated financial statements. As there was no intercompany loan agreement between Illumina and GRAIL and because these transactions had no history of being settled and were not settled per the terms of the Separation and Distribution Agreement, the total net effect of these transactions are reflected in the condensed consolidated statements of cash flows as cash provided by financing activities and in the condensed consolidated balance sheets as contributions from member, net, in member’s equity. The following table presents the components of the net transfers to and from Illumina prior to the Spin-Off:

Six Months Ended
(in thousands)	June 30, 2024
Cash funding received from Illumina	$1,244,300
Total contributions from member, net	$1,244,300
NOTE 14. SUBSEQUENT EVENTS
On July 4, 2025, the president signed into law the H.R.1, One Big Beautiful Bill Act (“the Act”). Among other things, the Act allows for the immediate expensing of domestic research and development expenditures, permanent 100% bonus depreciation on fixed assets placed in service after January 19, 2025, alters the calculation of the 163(j) limitation on the deductibility of interest expense, modifies the limitation on deductions for charitable contributions and expands the application of 162(m) limitations on the deductibility of executive compensation. These provisions are not expected to have a material impact on the company’s financial statements, however the Company will monitor the potential impact as additional guidance is available.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our results of operations and financial condition together with our accompanying unaudited condensed consolidated financial statements and the notes thereto included under Item 1. “Financial Statements”. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and our business and financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K (filed on March 5, 2025) for the year ended December 31, 2024 (the “2024 Form 10-K”) and the section entitled “Cautionary Statement Concerning Forward-Looking Statements” of this Form 10-Q.

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
On June 24, 2024, Illumina completed the spin-off of GRAIL (the “Spin-Off”) through a distribution of approximately 85.5% of our outstanding common stock to the holders of record of Illumina’s common stock as of the close of business on June 13, 2024 (the “Distribution”). As a result of this Distribution, GRAIL became an independent public entity.
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
Overview
Our Business
We are an innovative commercial-stage healthcare company focused on saving lives and shifting the paradigm in early cancer detection. We believe screening individuals for many types of cancer with a single test represents a significant opportunity to reduce the global burden of cancer. Our Galleri test is a commercially available screening test for early detection of multiple types of cancer, which we termed multi-cancer early detection (“MCED”). We believe Galleri is clinically validated based on the results of its clinical studies completed to date, including the results of its foundational case-control Circulating Cell-free Genome Atlas (“CCGA”) study and interventional PATHFINDER study in the intended use population, which together enrolled more than 21,000 participants. In these studies, Galleri demonstrated an ability to detect a shared cancer signal across more than 50 types of cancer, accurately predict the specific organ or tissue type where the cancer signal originated, and yield high positive predictive values (“PPV”) and low false positive rates, all from a simple blood draw. As announced in May 2025 and June 2025, respectively, data from the NHS-Galleri prevalent screening round and initial data from approximately 25,000 PATHFINDER 2 participants demonstrated consistent performance as compared to PATHFINDER in cancer signal of origin (“CSO”) accuracy and specificity, and substantially higher PPV.

Galleri results can help guide next steps for diagnosis of cancer by healthcare providers in required follow-up diagnostic testing. We launched Galleri in the United States in mid-2021. We have sold more than 370,000 commercial tests to-date, including more than 80,000 in the first half of 2025, which have detected some of the most aggressive cancers in early stages including, among others, endometrial, esophageal, gastric, head and neck, liver, pancreatic, and rectal cancers.
Since our inception, we have incurred net losses each year. We incurred net losses of $114.0 million and $1.6 billion for the three months ended June 30, 2025 and June 30, 2024, respectively and $220.2 million and $1.8 billion for the six months ended June 30, 2025 and June 30, 2024, respectively (see “Basis of Presentation” below for a description of applicable fiscal periods). Adjusted EBITDA was $(78.3) million and $(139.4) million for the three months ended June 30, 2025 and June 30, 2024, respectively and $(177.1) million and $(291.4) million for the six months ended June 30, 2025 and June 30, 2024, respectively. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable U.S. generally accepted accounting principle (“GAAP”) financial measure, information about why we consider Adjusted EBITDA useful and a discussion of the material risks and limitations of these measures, please see “Non-GAAP Financial Measures” below. Substantially all of our net losses resulted from the application of pushdown accounting, including goodwill and intangible assets impairments, amortization of intangible assets, as well as our research and development programs, general and administrative (“G&A”) costs associated with our operations and sales and marketing costs associated with commercializing our products. Additionally, due to the application of pushdown accounting, our balance sheet includes intangible assets recognized by Illumina in connection with their acquisition of us that may be subject to additional impairment over time. We expect to continue to incur operating losses over at least the next several years as we continue to invest in research and development and commercialization of existing products.
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
We also substantially decreased investment and planned investment in research and development activities related to our product programs beyond Galleri, including our diagnostic aid for cancer (“DAC”) and minimal residual disease programs. In addition, we made reductions in general and administrative expenses to reflect the focus on the MCED opportunity. We plan to continue to invest in our biopharmaceutical partnerships and work with our partners to leverage our proprietary methylation technology in precision oncology applications.
The decision was based on cost-reduction initiatives intended to reduce our ongoing operating expenses and maximize shareholder value.
The Restructuring Plan included a reduction in our existing headcount and planned 2024 hires of approximately 30%, inclusive of 350 then full-time employees, or approximately 25% of the workforce in place as of June 30, 2024.
The Restructuring Plan was substantially completed in the fourth quarter of 2024, and we incurred $18.3 million of total charges through the fourth quarter of 2024, consisting primarily of employee severance, benefits, payroll taxes, and other associated costs. For the three and six months ended June 30, 2025, we incurred an immaterial amount of restructuring charges.

Prevalent Screening Round Results from the NHS-Galleri Trial

In May 2025, we completed a review of Galleri test performance results in the intervention arm from the prevalent screening round of the registrational NHS-Galleri trial. The prevalent screening round is the first round of blood draws (of the three total blood draw rounds in the trial) with one year of follow up.

Data from the prevalent screening round showed a substantially higher PPV than that observed in the PATHFINDER study, which was previously published in The Lancet. CSO accuracy and specificity were consistent with that observed in the PATHFINDER study. In PATHFINDER, Galleri demonstrated a PPV of 43%, CSO accuracy of 88%, and specificity of 99.5%. There were no serious safety concerns in the NHS-Galleri prevalent screening round.

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

We plan to submit data from the prevalent screening round of the NHS-Galleri trial, the first 25,000 participants in the PATHFINDER 2 study, and a bridging study (comparing the version of Galleri used in the NHS-Galleri and the PATHFINDER 2 trials to the updated version that we plan to submit to the FDA for premarket approval) as part of our PMA in the first half of 2026. Final clinical utility results from all three years of the trial are expected in mid-2026.

Top-Line Results from the PATHFINDER 2 Registrational Study

In June 2025, we announced positive top-line performance and safety results from a pre-specified analysis of the first 25,578 participants in the registrational PATHFINDER 2 study. PATHFINDER 2 was initiated in 2021 to evaluate the safety and performance of the Galleri test when added to standard of care single cancer screening in 35,878 adults over 50 years of age with no clinical suspicion of cancer.

In the previously published PATHFINDER study, adding Galleri to standard of care cancer screening more than doubled the overall number of cancers detected by screening. Data from evaluable PATHFINDER 2 participants with 12 months of follow-up showed that adding Galleri to standard of care screening demonstrated substantially greater additional cancer detection than in the original PATHFINDER study. In addition, Galleri’s PPV was substantially higher than the 43% observed in the PATHFINDER study, with consistent specificity and CSO accuracy. There were no serious safety concerns reported in PATHFINDER 2.

PATHFINDER 2 study results will be submitted to the FDA as part of the Galleri PMA, along with a bridging analysis to compare performance of the version of Galleri used in the PATHFINDER 2 study to the updated version that GRAIL plans to submit to the FDA for premarket approval.

Detailed results from the pre-specified analysis of the first 25,000 patients in the registrational PATHFINDER 2 study will be submitted for presentation at the European Society for Medical Oncologists Congress 2025.

Real World Evidence Results

In April 2025, we presented results from more than 100,000 patients at the American Association for Cancer Research Annual Meeting collected in a real-world setting from over 9,000 healthcare providers across the U.S. who ordered Galleri tests and had results returned to their patients. Clinical cancer outcomes were voluntarily provided by ordering providers to GRAIL. In this population, 1,011 patients received a positive Galleri test result. Of those, 459 patients had follow up information reported to us by their provider. 411 of those patients had a completed diagnostic workup, 259 of whom had received their Galleri test for asymptomatic screening. Test performance in these 259 patients was consistent with that observed in our prior clinical studies for asymptomatic screening, with a PPV of the Galleri test of 49% and CSO accuracy of 87%. Because of differences in sample size, age distributions, the limitations of collecting data in a real-world setting through voluntary reporting, the importance of work ups and other factors, these results are not directly comparable to the results of our clinical studies, such as our PATHFINDER or PATHFINDER 2 trials or the prevalent screening round or full trial results of our NHS-Galleri trial.

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
While GRAIL was a subsidiary of Illumina, GRAIL’s fiscal year was the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three months ended June 30, 2025 and June 30, 2024, respectively, were both 13 weeks. Upon the closing of the Spin-Off, GRAIL adopted a fiscal year end of December 31.

Illumina’s acquisition of GRAIL on August 18, 2021 represented a change of control with respect to GRAIL. Given GRAIL, Inc. merged with SDG Ops, Inc., which then merged with SDG Ops LLC, authoritative guidance (ASC 805-50-30) required pushdown accounting to be applied for the Second Merger amongst entities under common control. As a result of the application of pushdown accounting, the separately issued financial statements of GRAIL reflect Illumina’s basis in the assets and liabilities of GRAIL which were remeasured to fair value as of the Closing Date. Intangible assets included developed technology, in-process research and development, and trade names, as well as goodwill.
We have incurred and expect to incur additional costs as a separate public company, and particularly as we transition to a large accelerated filer as of December 31, 2025 and are subject to enhanced reporting and internal control requirements under the Sarbanes-Oxley Act of 2002. These additional costs are primarily related to certain supporting functions that may differ from and be higher than the costs historically incurred or allocated to us.
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
Key Factors Affecting Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•FDA and other regulatory approval and reimbursement. Our performance will be impacted by the extent to which we can secure reimbursement and coverage for Galleri. Prior to broader coverage and reimbursement in the United States, we will continue our work with clinics and health systems to accelerate utilization, and with self-insured employers and health insurers to offer and cover Galleri. Galleri is currently available as a laboratory developed test (“LDT”) in the United States and we have established private reimbursement from a number of self-insured employers and health plans, including coverage from TRICARE, but we do not currently have broader coverage and reimbursement by Medicare or large commercial insurers. While Galleri has not been approved or cleared by the FDA, FDA approval is currently not required to market our test in the United States. We plan to pursue FDA approval to help support broad access for Galleri in the United States. We plan to complete a PMA submission with the FDA in the first half of 2026. The timing of this submission is subject to various risks and other factors, including the completion of clinical studies and our ongoing discussions with the FDA. Obtaining PMA approval can take several years from the time an application is submitted, if at all. Moreover, the FDA requirements that will govern MCED tests, as well as the breadth and nature of data we must provide the FDA to support the proposed intended use, may be subject to change, and as such it is difficult to predict what information we will need to submit to obtain approval of a PMA from the FDA for a proposed intended use or at all. Moreover, the regulatory requirements surrounding the pathway to PMA for LDTs may be subject to change, including through a recent court decision that has successfully challenged the FDA’s authority to implement medical device requirements with respect to LDTs. We continue to interact with the FDA regarding the data we must provide the FDA to support our PMA submission for the proposed intended use. We believe that FDA approval, if obtained, could unlock large commercial payors in the United States and we are supporting proposed legislation in the United States to enable coverage of FDA-approved MCED tests by Medicare. If we obtain FDA approval, we expect to pursue inclusion of Galleri in the USPSTF’s guideline recommendation, although such inclusion is not certain even with FDA approval. We believe such inclusion would further increase adoption and market acceptance of our tests. Over time, to the extent Galleri becomes more accessible in the United States, we may opt to reduce pricing in order to access a broader population base and accelerate adoption. In the United Kingdom, we are working with NHS England (the “NHS”) to complete our NHS-Galleri Trial. The NHS will evaluate the final results from the NHS-Galleri Trial, which are expected to be available in mid-2026, before determining whether to implement the Galleri test in the NHS. We believe the decision will include considerations such as NHS budget, political priorities, cost-effectiveness and implementation constraints in addition to an evaluation of the final results. We believe our work with the NHS and data generated from our NHS-Galleri Trial, if favorable, could help facilitate adoption in other single-payor systems around the world and support evidence of clinical utility worldwide.
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
•Demand for our products and customer mix. A key factor to our future success is and will be our ability to increase demand for, and sales of, Galleri from new and existing customers. Our commercial strategy is focused on innovative value-oriented partnerships and targets primary care physicians, health systems, employers, payors, and life insurance providers. As Galleri is not currently broadly reimbursed, our ability to drive demand from these customers is directly linked to our ability to demonstrate the clinical and economic value of our test through clinical validation and real-world experience. As of June 30, 2025, we have entered into commercial partnerships, including with leading healthcare systems, employers, payors, and life insurance providers, and have established a network of over 15,000 prescribers across the United States in a pre-reimbursement setting. We believe this commercial network represents a significant opportunity to drive further demand for Galleri. The mix of customers from which we generate revenue from period to period has an impact on our revenue and gross margin. Galleri test pricing is generally based on our list price or, for certain customers, such as larger, higher-volume customers, negotiated contractual rates. For certain customers, we also offer rebates or discounts. Revenue generated from customers with negotiated contractual rates, or with rebates or discounts, is generally lower margin as compared to revenue generated based on list pricing. We expect the number or magnitude of these rates, discounts and rebates to reduce our average selling price (“ASP”) over time. In addition, we have entered into a number of biopharmaceutical research partnerships for our research-use-only (“RUO”) offering under our precision oncology portfolio. Large customers, such as healthcare systems, employers, and biopharmaceutical partners, generally begin using our products by initiating pilots involving a limited number of tests. We believe that our ability to convert these initial pilots into long-term customer relationships has the potential to drive substantial long-term revenue. We also expect to increase demand from new customers through our efforts to further develop the market for MCED testing.
•Investment in clinical studies and innovation to support our strategy and growth. A significant aspect of our business is our investment in research and development and the ongoing evidence generation supporting the clinical performance and utility of Galleri. In particular, we have invested heavily in clinical studies and designed and executed what we believe is the largest clinical program in genomic medicine to date. These studies include: CCGA, NHS-Galleri, PATHFINDER, PATHFINDER 2, REACH/Galleri-Medicare, REFLECTION, STRIVE, SUMMIT, and SYMPLIFY. We have established and maintained a leading voice in conversations regarding the early detection of multiple cancer types in the peer-reviewed literature. We have published data from these studies in high-profile journals and have presented such data at renowned medical conferences. We believe these studies are critical to driving adoption of our tests, as well as favorable coverage decisions, and expect to continue investment in data generation. In addition, we have invested heavily in the development of our methylation platform and extensive technological infrastructure. We expect our research and development expenses to decrease over the next three years as, in conjunction with our portfolio review, we determined to decrease investment in product programs beyond Galleri. Additionally, some of our large clinical trials are moving into the data follow-up phase and the development of our automated platform is expected to substantially conclude in 2025. We will continue to prioritize key objectives for Galleri, including completion of our registrational studies and submission of our PMA application.
•Leverage our operational infrastructure. We have made significant investments to build a scalable infrastructure capable of meeting significant demand of up to one million tests per year while satisfying applicable certification and licensing requirements and accreditation standards. Our Durham, North Carolina facility is CAP-accredited and CLIA-certified. In addition, we engineered custom technology infrastructure and cloud-based tools to enable scalable data collection and analysis capabilities. With this foundational infrastructure in place, we have been able to generate scale efficiencies as the volume of tests sold has increased. As demand for our products increases, we expect to further leverage the scale efficiencies of our infrastructure and platform technology, which we believe will positively impact margins over time. In late 2024, we began use of a new version of Galleri, for which we are submitting our PMA, in commercial channels that incorporates an industrial scale platform with significant automation and is intended to enable us to scale more efficiently with future demand. In connection with implementation of this new version of Galleri, we have experienced and may continue to experience increased turnaround times, re-processing costs and sample failures. We continually monitor and evaluate laboratory operations and performance in an effort to achieve our intended sample processing metrics and costs; however from time to time, processing issues may arise that could impact our operations. In the future, it is possible that we may invest significant amounts in infrastructure to support new products or existing products in new markets.

While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See the “Risk Factors” section of our 2024 Form 10-K (filed on March 5, 2025) and the “Risk Factors” section of this Form 10-Q, alongside other information set forth in this Form 10-Q and in other documents that we file with the SEC, for more information. Seasonal fluctuations and underlying business trends have also affected, and are likely to continue to affect, our business. We may experience this seasonality, in particular in the third quarter due to primary care physician and patient summer vacation period, with relatively lower volume in the first and third quarters, and relatively higher volume in the second and fourth quarters. These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

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
Cost of Revenue — Amortization of Intangible Assets
As a result of the application of pushdown accounting, intangible assets recognized in our standalone financial statements relate to our own technology, and consist of developed technologies and in-process research and development that were measured at fair value upon the Acquisition. Our developed technology includes intangible assets related to Galleri, designed as a cancer screening test for asymptomatic individuals over 50 years of age, as well as our DAC that is being designed to accelerate diagnostic resolution for patients for whom there is a clinical suspicion of cancer. As part of our Restructuring Plan, we have reduced investment in the development of products beyond Galleri, including DAC. The cost of identifiable intangible assets with finite lives, such as developed technology assets, are amortized on a straight-line basis over the assets’ respective estimated useful lives of 18 years.

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
We evaluate intangible assets for impairment annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. See Note 2 — Summary of Significant Accounting Policies — Goodwill and Intangible Assets to our Consolidated Financial Statements filed with our 2024 Form 10-K.

Interest Income
Interest income consists primarily of interest income earned on our cash, cash equivalents, and short-term marketable securities.
Other Income (Expense), Net
Other income (expense), net primarily consists of foreign currency gains and losses as a result of our intercompany agreements.
Benefit from Income Taxes
Upon closing of the Acquisition, as a wholly owned subsidiary of Illumina, we were no longer subject to U.S. income tax on a standalone basis and U.S. income tax was combined into Illumina’s consolidated income tax return as a subsidiary of Illumina. However, for financial statement purposes, between the closing of the Acquisition and the Spin-Off, we elected to compute our income tax provision, including current and deferred taxes, as if we filed a separate income tax return and were not included in Illumina’s consolidated return for the period GRAIL was owned by Illumina. Including the provision for income taxes in our standalone financials is more representative of our financial position as a standalone company. As such, the income tax provisions and related deferred tax assets and liabilities reflected in our financial statements for the period ending June 30, 2024 has been estimated as if we were a separate taxpayer.
Under this method, various tax attributes, such as net operating losses and tax credits, are also presented on a separate return basis. For income tax purposes, since prior to the Spin-Off, we were not a separate taxpayer and merely a subsidiary of Illumina, these tax attributes, including net operating losses and tax credits, are the property of Illumina and have either already been utilized by Illumina in its consolidated or combined income tax returns or will be utilized by Illumina in its returns in the future. Accordingly, such tax attributes will not be available to us as a standalone entity on our income tax returns in the future; therefore, in connection with the Spin-off, we recorded an entry to additional paid in capital in order to remove the tax-effected deferred tax assets, net of any valuation allowance, for the tax attributes that remained the property of Illumina. Beginning in 2024 after the Spin-off, as a standalone entity, GRAIL will file tax returns on its own behalf and its deferred taxes and actual income tax rate may differ from those in historical periods.
During 2025 the Company is no longer a subsidiary of Illumina and computes its tax provision in accordance with ASC 740 and has computed the income tax provision, including the current and deferred taxes under Grail, Inc., as a publicly traded company.

Results of Operations
Comparisons of the Three and Six Months Ended June 30, 2025 and June 30, 2024
The following table summarizes our results of operations for the three and six months ended June 30, 2025 and June 30, 2024.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue:
Screening revenue	$34,379	$28,163	$63,512	$51,702
Development services revenue	1,165	3,807	3,869	6,989
Total revenue	35,544	31,970	67,381	58,691
Costs and operating expenses:
Cost of screening revenue (exclusive of amortization of intangible assets)	19,346	15,789	36,469	29,511
Cost of development services revenue	501	621	1,672	2,057
Cost of revenue — amortization of intangible assets	33,472	33,472	66,944	66,944
Research and development	46,626	94,196	100,251	195,821
Sales and marketing	28,539	40,989	63,518	87,808
General and administrative	37,914	67,258	82,988	124,327
Goodwill and intangible impairment	28,000	1,420,936	28,000	1,420,936
Total costs and operating expenses	194,398	1,673,261	379,842	1,927,404
Loss from operations	(158,854)	(1,641,291)	(312,461)	(1,868,713)
Other income:
Interest income	6,809	2,805	14,588	5,706
Other income (expense), net	(811)	5	(1,395)	47
Total other income, net	5,998	2,810	13,193	5,753
Loss before income taxes	(152,856)	(1,638,481)	(299,268)	(1,862,960)
Benefit from income taxes	38,871	53,144	79,070	58,709
Net loss	$(113,985)	$(1,585,337)	$(220,198)	$(1,804,251)
Comparison of the Three Months Ended June 30, 2025 and June 30, 2024
Revenue

	Three Months Ended		Change
(in thousands)	June 30, 2025	June 30, 2024	$	%
Screening revenue	$34,379	$28,163	$6,216	22%
Development services revenue	1,165	3,807	(2,642)	(69%)
Total revenue	35,544	31,970	3,574	11%
Screening Revenue
The increase in screening revenue of $6.2 million was primarily attributable to a 29% increase in Galleri sales volume, offset by a 6% decrease in ASP. The Galleri sales volume increased in the second quarter of 2025 as a result of the continued ramp in our commercial activity, expansion of our network of ordering providers, additional commercial partnerships and new promotional campaigns.
Development Services Revenue
The decrease in development services revenue of $2.6 million was primarily due to a decrease of $1.2 million in revenue from pilots with biopharmaceutical partners, a decrease of $0.7 million in revenue earned from research services, and a decrease of $0.5 million in other services revenue.
Cost of Screening Revenue (Exclusive of Amortization of Intangible Assets)

	Three Months Ended		Change
(in thousands)	June 30, 2025	June 30, 2024	$	%
Cost of screening revenue (exclusive of amortization of intangible assets)	$19,346	$15,789	$3,557	23%
The increase in cost of screening revenue (exclusive of amortization of intangible assets) of $3.6 million was primarily attributable to an increase in test volume. Cost of screening revenue (exclusive of amortization of intangible assets) as a percent of revenue decreased in the second quarter of 2025 compared to the same period in 2024 primarily due to the reduction in variable costs of Galleri testing performed on our automated platform; however, this decrease was offset by the 6% decrease in ASP and additional sample reprocessing costs.
Research and Development
Research and development expenses for the three months ended June 30, 2025 and June 30, 2024 were as follows:

	Three Months Ended		Change
(in thousands)	June 30, 2025	June 30, 2024	$	%
Compensation expenses	$23,982	$44,790	$(20,808)	(46%)
Clinical studies	6,263	16,327	(10,064)	(62)%
Laboratory supplies and research collaboration expenses	4,607	12,026	(7,419)	(62%)
Allocated expenses	4,541	9,930	(5,389)	(54)%
Depreciation expenses	2,663	2,766	(103)	(4%)
Other expenses	4,570	8,357	(3,787)	(45)%
Total research and development	$46,626	$94,196	$(47,570)	(51%)
The decrease in research and development expenses by $47.6 million was primarily attributable to decreases in compensation expenses, clinical study expenses, and laboratory supplies and research collaboration expenses.
The decrease of $20.8 million in compensation expenses was primarily related to a decrease of $13.2 million in salaries and wages, a decrease of $5.9 million in stock-based compensation, and a decrease of $1.7 million in variable compensation expense primarily due to the reduction in workforce related to the Restructuring Plan.
The decrease in clinical studies of $10.1 million was primarily due to a decrease of $11.0 million primarily related to completion of enrollment in our PATHFINDER 2 study and completion of final study visits in our NHS-Galleri Trial, partially offset by an increase of $0.9 million due to enrollment in our REACH/Galleri-Medicare study.
The decrease in laboratory supplies and research collaboration expenses of $7.4 million was primarily driven by the completion of the development and validation of our automated platform at the end of 2024 as well as the completion of enrollment in our PATHFINDER 2 study and completion of final study visits in our NHS-Galleri Trial.
The decrease of $5.4 million in allocated expenses was primarily attributable to lower software, IT, and facilities expenses being allocated to the research and development function.
The decrease of $3.8 million in other expenses was primarily driven by a decrease in professional services and in the use of contractors and temporary labor due to cost optimization efforts.
Sales and Marketing

	Three Months Ended		Change
(in thousands)	June 30, 2025	June 30, 2024	$	%
Sales and marketing	$28,539	$40,989	$(12,450)	(30%)
The decrease in sales and marketing expenses of $12.5 million was primarily attributable to a decrease of $9.3 million in compensation expenses primarily related to a decrease in salaries and wages of $6.8 million and a decrease in stock-based compensation of $2.1 million primarily due to the reduction in workforce related to the Restructuring Plan. Third-party marketing professional services expenses decreased by $2.7 million due to cost optimization efforts.
General and Administrative

	Three Months Ended		Change
(in thousands)	June 30, 2025	June 30, 2024	$	%
General and administrative	$37,914	$67,258	$(29,344)	(44%)
The decrease in general and administrative expenses of $29.3 million was primarily attributable to a decrease of $19.1 million in legal and professional services expenses due to no longer incurring legal and professional service fees related to compliance with the European Commission hold separate order and transaction costs related to our Spin-Off, which completed on June 24, 2024. Compensation expenses decreased by $7.5 million primarily related to a decrease of $3.7 million in stock-based compensation, a decrease in salaries and wages of $3.0 million, and a decrease of $0.8 million in variable compensation primarily due to the reduction in workforce related to the Restructuring Plan. Costs associated with the use of contractors and temporary labor decreased by $2.5 million due to cost optimization efforts.
Goodwill and Intangible Assets Impairment

	Three Months Ended		Change
(in thousands)	June 30, 2025	June 30, 2024	$	%
Goodwill and intangible impairment	$28,000	$1,420,936	$(1,392,936)	(98%)
In the second quarter of 2025, we identified a change in market conditions in relation to our IPR&D asset which is in development, which represented a potential impairment indicator. An impairment assessment was performed which resulted in an impairment charge of $28 million primarily due to a decrease in projected cash flows and a higher discount rate.
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
Subsequent to the Spin-Off in the second quarter of 2024, in conjunction with a portfolio review, we determined to reduce investment in the development of the IPR&D asset, which impacted the amount and timing of expected future cash flows attributable to IPR&D which we concluded was a possible indicator of impairment and another IPR&D impairment test was performed. The impairment assessment resulted in an additional impairment charge of $112.0 million primarily due to a decrease in projected cash flows.
Interest Income

	Three Months Ended		Change
(in thousands)	June 30, 2025	June 30, 2024	$	%
Interest income	$6,809	$2,805	$4,004	143%
The increase in interest income of $4.0 million was primarily driven by an increase in interest earned on our money market funds and short-term marketable securities primarily due to an increase in the balance on hand as a result of the disposal funding provided by Illumina in connection with the Spin-Off.
Benefit from Income Taxes

	Three Months Ended		Change
(in thousands)	June 30, 2025	June 30, 2024	$	%
Benefit from income taxes	$38,871	$53,144	$(14,273)	(27%)
The decrease in benefit from income taxes of $14.3 million was primarily driven by the increase in effective tax rate for the three months ended June 30, 2025 when compared to the effective tax rate for the three months ended June 30, 2024. The increase in effective tax rate for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 primarily relates to the Company’s 2024 valuation allowance impacts against pre-tax losses prior to the Spin-off.
Comparison of the Six Months Ended June 30, 2025 and June 30, 2024
Revenue

	Six Months Ended		Change
(in thousands)	June 30, 2025	June 30, 2024	$	%
Screening revenue	$63,512	$51,702	$11,810	23%
Development services revenue	3,869	6,989	(3,120)	(45%)
Total revenue	67,381	58,691	8,690	15%
Screening Revenue
The increase in screening revenue of $11.8 million was primarily attributable to a 30% increase in Galleri sales volume, offset by a 5% decrease in ASP. The Galleri sales volume increased in the first six months of 2025 as a result of the continued ramp in our commercial activity and partnerships, expansion of our network of ordering providers, and new promotional campaigns.
Development Services Revenue
The decrease in development services revenue of $3.1 million was primarily due to a decrease of $1.5 million in revenue from pilots with biopharmaceutical partners, a decrease of $0.6 million in revenue earned from research services, a decrease of $0.5 million in clinical development revenue, and a decrease of $0.5 million in other services revenue.

Cost of Screening Revenue (Exclusive of Amortization of Intangible Assets)

	Six Months Ended		Change
(in thousands)	June 30, 2025	June 30, 2024	$	%
Cost of screening revenue (exclusive of amortization of intangible assets)	$36,469	$29,511	$6,958	24%
The increase in cost of screening revenue (exclusive of amortization of intangible assets) of $7.0 million was primarily attributable to an increase in test volume. Cost of screening revenue (exclusive of amortization of intangible assets) as a percent of revenue decreased in 2025 primarily due to the reduction in variable costs of Galleri testing performed on our automated platform; however, this decrease was offset by the 5% decrease in ASP and increased sample re-processing costs.
Research and Development
Research and development expenses for the six months ended June 30, 2025 and June 30, 2024 were as follows:

	Six Months Ended		Change
(in thousands)	June 30, 2025	June 30, 2024	$	%
Compensation expenses	$53,687	$95,081	$(41,394)	(44%)
Clinical studies	12,185	31,232	(19,047)	(61%)
Allocated expenses	10,731	19,718	(8,987)	(46)%
Laboratory supplies and research collaboration expenses	9,136	29,437	(20,301)	(69%)
Depreciation expenses	5,406	6,047	(641)	(11%)
Other expenses	9,106	14,306	(5,200)	(36%)
Total research and development	$100,251	$195,821	$(95,570)	(49%)
The decrease in research and development expenses by $95.6 million was primarily attributable to decreases in compensation expenses, laboratory supplies and research collaboration expenses, and clinical study expenses.
The decrease of $41.4 million in compensation expenses was primarily related to a decrease of $26.1 million in salaries and wages, a decrease of $13.3 million in stock-based compensation, and a decrease of $2.7 million in variable compensation expense primarily due to the reduction in workforce related to the Restructuring Plan, partially offset by an increase of $0.7 million in severance and benefits.
The decrease in laboratory supplies and research collaboration expenses of $20.3 million was primarily driven by the completion of the development and validation of our automated platform at the end of 2024 as well as the completion of enrollment in our PATHFINDER 2 study and completion of final study visits in our NHS-Galleri Trial.
The decrease in clinical studies of $19.0 million was primarily due to a decrease of $21.0 million primarily related to completion of enrollment in our PATHFINDER 2 study and completion of final study visits in our NHS-Galleri Trial, partially offset by an increase of $2.0 million due to enrollment in our REACH/Galleri-Medicare study.
The decrease of $9.0 million in allocated expenses was primarily attributable to lower software, IT, and facilities expenses being allocated to the research and development function.
The decrease of $5.2 million in other expenses was primarily driven by a decrease of $2.3 million in the use of contractors and temporary labor, a decrease of $1.7 million in professional services, and a decrease of $0.9 million in cloud computing expenses due to cost optimization efforts.

Sales and Marketing

	Six Months Ended		Change
(in thousands)	June 30, 2025	June 30, 2024	$	%
Sales and marketing	$63,518	$87,808	(24,290)	(28)%
The decrease in sales and marketing expenses of $24.3 million was primarily attributable to a decrease of $18.9 million in compensation expenses primarily related to a decrease in salaries and wages of $14.0 million and a decrease in stock-based compensation of $4.6 million primarily due to the reduction in workforce related to the Restructuring Plan. Third-party marketing professional services expenses decreased by $4.3 million due to cost optimization efforts.

General and Administrative

	Six Months Ended		Change
(in thousands)	June 30, 2025	June 30, 2024	$	%
General and administrative	$82,988	$124,327	$(41,339)	(33%)
The decrease in general and administrative expenses of $41.3 million was primarily attributable to a decrease of $21.7 million in legal and professional services expenses due to no longer incurring legal and professional service fees related to compliance with the European Commission hold separate order and transaction costs related to our Spin-Off, which completed on June 24, 2024. Compensation expenses decreased by $16.6 million primarily related to a decrease in salaries and wages of $8.2 million and a decrease of $7.0 million in stock-based compensation primarily due to the reduction in workforce related to the Restructuring Plan. Other general and administrative costs decreased by $3.0 million primarily driven by decreases in the use of contractors and temporary labor due to cost optimization efforts.
Goodwill and Intangible Impairment

	Six Months Ended		Change
(in thousands)	June 30, 2025	June 30, 2024	$	%
Goodwill and intangible impairment	$28,000	$1,420,936	$(1,392,936)	(98%)
In the second quarter of 2025, we identified a change in market conditions in relation to our IPR&D asset which is in development, which represented a potential impairment indicator. An impairment assessment was performed which resulted in an impairment charge of $28 million primarily due to a decrease in projected cash flows and a higher discount rate.
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
Subsequent to the Spin-Off in the second quarter of 2024, in conjunction with a portfolio review, we determined to reduce investment in the development of the IPR&D asset, which impacted the amount and timing of expected future cash flows attributable to IPR&D which we concluded was a possible indicator of impairment and another IPR&D impairment test was performed. The impairment assessment resulted in an additional impairment charge of $112.0 million primarily due to a decrease in projected cash flows.

Interest Income

	Six Months Ended		Change
(in thousands)	June 30, 2025	June 30, 2024	$	%
Interest income	$14,588	$5,706	$8,882	156%
The increase in interest income of $8.9 million was primarily driven by an increase in interest earned on our money market funds and short-term marketable securities primarily due to an increase in the balance on hand as a result of the disposal funding provided by Illumina in connection with the Spin-Off.
Other Income (Expense)

	Six Months Ended		Change
(in thousands)	June 30, 2025	June 30, 2024	$	%
Other income (expense), net	$(1,395)	$47	$(1,442)	(3068%)
The decrease in other income of $1.4 million was primarily a result the fluctuation of foreign currency exchange rates.
Benefit from Income Taxes

	Six Months Ended		Change
(in thousands)	June 30, 2025	June 30, 2024	$	%
Benefit from income taxes	$79,070	$58,709	$20,361	35%
The increase in benefit from income taxes of $20.4 million was primarily driven by the increase in effective tax rate for the six months ended June 30, 2025 when compared to the effective tax rate for the six months ended June 30, 2024. The increase in effective tax rate for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily relates to the Company’s 2024 valuation allowance impacts against pre-tax losses prior to the Spin-off.
Non-GAAP Financial Measures
In addition to our results provided throughout this Form 10-Q that are determined in accordance with GAAP, this Form 10-Q also includes the following non-GAAP financial measures for the three and six months ended June 30, 2025 and June 30, 2024, which information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes included elsewhere in this Form 10-Q:
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

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Gross loss (1)	$(17,775)	$(17,912)	$(37,704)	$(39,821)
Amortization of intangible assets	33,472	33,472	66,944	66,944
Stock-based compensation	417	463	1,179	944
Adjusted Gross Profit	$16,114	$16,023	$30,419	$28,067
(1) Gross loss is calculated as total revenue less cost of screening revenue (exclusive of amortization of intangible assets), cost of development services revenue, and cost of revenue — amortization of intangible assets.
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

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss	$(113,985)	$(1,585,337)	$(220,198)	$(1,804,251)
Adjusted to exclude the following:
Interest income	(6,809)	(2,805)	(14,588)	(5,706)
Benefit from income tax expense	(38,871)	(53,144)	(79,070)	(58,709)
Amortization of intangible assets (1)	34,583	34,583	69,167	69,167
Depreciation	4,592	4,805	9,287	10,218
Goodwill and intangible impairment (2)	28,000	1,420,936	28,000	1,420,936
Illumina/GRAIL merger & divestiture legal and professional services costs (3)	—	15,624	—	21,932
Stock-based compensation(4)	14,168	25,947	30,379	55,053
Restructuring(5)	—	—	(34)	—
Adjusted EBITDA	$(78,322)	$(139,391)	$(177,057)	$(291,360)
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

Liquidity and Capital Resources
Sources of Liquidity
From inception through the closing date of Illumina’s acquisition of GRAIL, we had funded our operations primarily through the sale and issuance of redeemable convertible preferred stock and receipt of continuation payments from Illumina. Post- Acquisition until completion of the Spin-Off, we received funding on a quarterly basis directly from Illumina. While we generate revenue from screening and development services, these revenues have not been sufficient to fund all operations. On June 21, 2024, in connection with the Spin-Off we received a cash contribution of $932.3 million from Illumina. As of June 30, 2025, our cash, cash equivalents and restricted cash totaled $130.8 million and our short-term marketable securities totaled $475.3 million.
Future Funding Requirements
We began generating revenue in mid-2021, but we have continued to incur significant losses and negative cash flows from operations. Subsequent to the acquisition of GRAIL by Illumina, we have incurred net losses of $10 billion which include charges for impairment of goodwill and intangible assets and amortization of intangible assets. We expect to continue to incur operating losses over at least the next several years as we continue to invest in research and development and seek to achieve broad reimbursement of our current commercialized products. We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, as of the date of this Form 10-Q. However, we anticipate that we will need to raise additional financing in the future to fund our operations. Our future capital requirements will depend on many factors, including the timing and extent of spending to support commercialization, market acceptance of our products prior to broad reimbursement, the timing of broad reimbursement, and launch of pipeline products. We are subject to typical risks associated with an early-stage commercial company and are developing the market for multi-cancer early detection. We may encounter complications with executing our business plans that may cause unforeseen expenses and adversely affect our business.
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
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024

Net cash used in operating activities	$(171,977)	$(379,085)
Net cash provided by (used in) investing activities	84,980	(3,934)
Net cash provided by financing activities	—	1,244,300
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	190	(30)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(86,807)	$861,251
Generally, our net cash provided by financing activities is used to fund our day to day operating activities. First quarter operating cash requirements are generally higher due to payment in the first quarter of our annual bonuses accrued during the prior year. During the six months ended June 30, 2025 and June 30, 2024, cash paid for annual bonuses accrued during the prior year was $24.2 million and $25.9 million, respectively.
Net Cash Used in Operating Activities
During the six months ended June 30, 2025, net cash used in operating activities consisted of a net loss of $220.2 million offset by non-cash charges of $47.5 million and cash provided by changes in our operating assets and liabilities of $0.8 million. The non-cash adjustments primarily consisted of depreciation and amortization of $78.5 million, stock-based compensation expense of $30.4 million, and intangible impairment expense of $28.0 million, which was partially offset by a non-cash benefit of $79.1 million relating to deferred taxes and amortization of discount on marketable securities of $11.8 million. Changes in operating assets and liabilities was predominantly driven by a decrease in prepaids and other current assets of $4.8 million, a decrease in accounts receivable of $3.6 million, an increase in accounts payable of $1.4 million and a decrease in net operating lease assets and liabilities of $0.4 million, partially offset by a decrease in accrued and other liabilities of $8.5 million and an increase in supplies of $0.9 million.
During the six months ended June 30, 2024, net cash used in operating activities consisted of a net loss of $1.8 billion, $53.8 million cash payments for equity awards, and cash used by changes in our operating assets and liabilities of $18.8 million, partially offset by non-cash charges of $1.5 billion. The non-cash adjustments primarily consisted of goodwill and intangible impairment expense of $1.4 billion, depreciation and amortization of $79.4 million and stock-based compensation expense of $55.1 million, which was partially offset by a non-cash benefit of $57.9 million relating to deferred taxes. Changes in operating assets and liabilities was predominantly driven by a decrease in accrued and other liabilities of $14.3 million, an increase in supplies of $3.8 million, a decrease in accounts payable of $3.3 million, and an increase in prepaids and other current assets of $2.5 million, partially offset by a decrease in accounts receivable of $3.5 million, and a decrease in net operating lease assets and liabilities of $1.6 million.
Net Cash Provided by (Used in) Investing Activities
During the six months ended June 30, 2025, net cash provided by investing activities primarily consisted of proceeds from maturities of marketable securities of $587.9 million, partially offset by purchases of marketable securities of $502.5 million and $0.4 million for capital expenditures primarily related to purchases of machinery and equipment for use in our laboratories.
During the six months ended June 30, 2024, net cash used in investing activities primarily consisted of $3.9 million for capital expenditures primarily related to purchases of machinery and equipment for use in our laboratories.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2025, there was no cash provided by or used in financing activities.
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

Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based on our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2025, there were no material changes to our critical accounting policies and estimates from those disclosed within the consolidated financial statements for the year ended December 31, 2024 included in our 2024 Form 10-K (filed on March 5, 2025), except as described below.
Stock- Based Compensation Expense - 2024 Employee Stock Purchase Plan
Our first ESPP offering period began in May 2025 with the first purchase date expected to take place in November 2025. The fair value of shares to be issued under our ESPP is determined using the Black-Scholes-Merton option-pricing model at the commencement of 6-month purchase periods in May and November of each year. The model assumptions include expected volatility, term, dividends, and the risk-free interest rate. The expected stock price volatility assumption was estimated using the average of our historical volatility and average volatility of our peer companies. The average of our peer companies and our own volatility is more representative of future stock price trends than our historical volatility due to our limited history as a public company. The expected term represents the term from the first day of the offering period to the purchase date. The expected dividend yield is determined to be 0% given that we have never declared or paid cash dividends on our common stock and do not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards. Stock-based compensation for our ESPP is expensed using a straight-line attribution method over the offering period. Additionally, forfeitures are accounted for as incurred.
Indefinite-Lived Intangible Assets Impairment
Indefinite-lived intangible assets consist of GRAIL’s IPR&D and were measured by Illumina at fair value as of the Closing Date. We test indefinite-lived intangible assets for impairment annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Indefinite-lived intangible assets are considered to be impaired when the carrying value of a reporting unit or asset exceeds its fair value. The estimates and assumptions used in our assessment represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. For the indefinite-lived intangible assets impairment analysis performed during the quarter, the discount rate estimate was derived from the American Institute of Certified Public Accountants (“AICPA”) Accounting and Valuation Guide. The assumptions used are inherently subject to uncertainty and we note that small changes in these assumptions could have a significant impact on the concluded value.
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
We will remain an emerging growth company (“EGC”) until the earliest to occur of the following: (i) the last day of the fiscal year in which our total annual gross revenues first meet or exceed at least $1.235 billion (as adjusted for inflation), (ii) the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt, (iii) the last day of the fiscal year in which we (a) have an aggregate worldwide market value of common stock held by non-affiliates of $700 million or more (measured at the end of each fiscal year) as of the last business day of our most recently completed second fiscal quarter and (b) have been a reporting company under the Exchange Act for at least one year (and have filed at least one annual report under the Exchange Act), or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act. As of June 30, 2025, the market value of our common stock that is held by non-affiliates exceeded $700.0 million; therefore, as of December 31, 2025, we expect that we will cease to be an EGC.
Recent Accounting Pronouncements
See Note 2 — Summary Of Significant Accounting Policies to our unaudited Condensed Consolidated Financial Statements included in Item 1. Financial Statements for details of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are exposed to market risk related to changes in interest rates related primarily to our cash, cash equivalents and marketable securities. We had cash, cash equivalents, and restricted cash of $130.8 as of June 30, 2025, which consisted primarily of bank deposits, money market funds and marketable securities. As of June 30, 2025, we had short-term marketable securities of $475.3 million. Our marketable securities are held in U.S. government treasury bills. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. The primary objective of our investment activities is to preserve capital to fund our operations. We do not enter into investments for trading or speculative purposes.

Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, a hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our unaudited Condensed Consolidated Financial Statements.
Foreign Currency Sensitivity
The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the British pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against the foreign currencies affects the reported amounts of expenses, assets, and liabilities associated with certain activities. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our unaudited Condensed Consolidated Financial Statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Form 10‑Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
For information with respect to Legal Proceedings, see Note 8 — Legal And Regulatory Proceedings to our unaudited condensed consolidated financial statements included in this Form 10-Q.
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
GRAIL intends to submit data from the prevalent screening round of the NHS-Galleri trial as part of its evidence package for FDA premarket approval. The prevalent screening round is the first round of blood draws (of the three total blood draw rounds in the trial) with one year of follow up. The first early analysis was prepared for the NHS to determine whether the results were compelling enough to commence an implementation pilot in England prior to the final trial results. In May 2024, the NHS determined not to initiate the pilot on the basis of those available data and will evaluate the final results from the NHS-Galleri Trial, which are expected to be available in 2026, before determining whether to implement the Galleri test in the NHS. We believe the decision will include considerations such as NHS budget, political priorities, cost-effectiveness and implementation constraints in addition to an evaluation of the final results. We disclosed information from the prevalent screening round from the NHS-Galleri Trial. e plan to submit the full prevalent screening analysis from NHS-Galleri, together with data from 25,000 participants in the PATHFINDER 2 study, and a bridging study (comparing the version of Galleri used in the NHS-Galleri and PATHFINDER 2 trial and the updated version that we plan to submit to the FDA for premarket approval) as part of our premarket approval application in the first half of 2026. Various factors are likely to cause the final results to differ from a review of the first round results only. For example, cancer screening trials designed to show clinical utility are commonly conducted over three years with an annual screening period, because data from the first screening round only can be influenced by the fact that screening detects many prevalent late-stage asymptomatic cancers that have not yet been diagnosed. It is possible that the final results will be unsuitable or unavailable, which could have a significant adverse impact on the success of our commercial efforts for Galleri, our ability to achieve FDA authorization at all or within our anticipated timelines, our brand and reputation, our business, and our growth prospects. Furthermore, other studies have been or may be conducted in populations (such as our SUMMIT study which was conducted in a population of tobacco users) or under other circumstances which make their results more complicated to interpret or result in data that is more difficult to compare. In addition, as Galleri and our research-use-only offering are currently available to customers and others, any analyses or studies, including those conducted by third parties, that use our current or future products, or that examine elements of our methylation platform, may produce results that are inconsistent to evaluate independently or comparatively from our own studies. If any such inconsistent results were to be produced, either before or after launch of a product or future product, our reputation, business, financial condition, results of operations, and growth prospects would suffer.
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
In 2024, the FDA finalized a regulation pursuant to which LDTs would be subject to the FDA’s medical device requirements through a phase-out of its historical policy of enforcement discretion over LDTs over a period of four years (the “LDT Final Rule”). On March 31, 2025, the United States District Court for the Eastern District of Texas vacated the LDT Final Rule, reasoning that LDTs are not medical devices subject to the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), and remanded the matter to the FDA for further consideration. It remains uncertain what impact this ruling may have on the FDA’s authority to review marketing applications for LDTs or to take enforcement action against LDTs. If FDA imposed new or different requirements for marketing applications of LDTs to be reviewable in light of the District Court’s decision, LDT manufacturers seeking FDA review may be required to establish that the test is a medical device subject to the FD&C Act, which could involve significant modification to test configurations, processes, or operations. If we could not ultimately obtain marketing authorization for our Galleri test or other tests where required or appropriate, our business would be substantially harmed. PMAs for tests that may be considered to fall within the court’s definition of laboratory developed tests, including those tests that are in the process of pursuing PMA approval, or if any changes or additional activities may need to be performed by GRAIL to support FDA review and PMA approval as a result of this ruling.
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
Further, we plan to improve our products to enhance performance, offerings, scalability, and/or cost of goods. However, we may not be successful in transitioning our products to a new or enhanced version or iteration. Product development involves a lengthy and complex process and we may be unable to commercialize, validate, or improve performance of any of our products on a timely basis, or at all. For example, to the extent an enhanced version of an existing product is developed, we may be required to conduct a non-inferiority study involving such enhanced version as compared to the relevant then-current version of the test using data (for example, clinical data and/or real world evidence data obtained through Galleri’s commercial use as an LDT), or could be required to undertake other regulatory requirements if the enhanced version is not considered similar enough to the then- current version to conduct a non-inferiority study. With respect to Galleri, we intend to conduct one or more bridging studies to measure and evaluate concordance, performance and safety of the subsequent, updated version of Galleri (for which we are submitting our PMA) using previously collected clinical study data and other samples. Any such bridging study will need to be agreed upon with regulatory authorities and may be unsuccessful or insufficient to support approval. If unsuccessful or insufficient, we would be required to revert to the existing version of the test and forego, or be delayed in, implementing any perceived or potential updates, including enhancements. Reverting to the existing version of the test may cause delays in our PMA submission timeline. Additionally, planned improvements to our products may cause unintentional technical, logistical or other issues. For example, in late 2024, we began use of a new version of Galleri, for which we are submitting our PMA, in commercial channels which incorporates significant automation and is intended to enable us to scale more efficiently with future demand. In connection with implementation of this new version of Galleri, we have experienced and may continue to experience increased turnaround times, re-processing costs and sample failures. If we are unable to adequately prevent these issues from occurring, or to adequately identify and remedy these issues, we may experience reputational harm, lose customers and revenue, need to offer discounts, require additional expenditures, delay our PMA application, or suffer other negative consequences. Our failure to successfully develop new and/or improved products (including new versions of existing products) on a timely basis could have a material adverse effect on our results of operations and business.
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
In particular, in the United Kingdom, we are working with NHS England to complete our NHS-Galleri Trial. In May 2024, the NHS determined, based on data from an early analysis of Galleri test performance results in the intervention arm from the prevalent screening round of the NHS-Galleri trial, not to initiate an implementation pilot in England prior to the final trial results. We disclosed information from the prevalent screening round. Various factors are likely to cause the final results to differ from the prevalent screening round results. Further, it is possible that the early preliminary, interim or final data may not be as we expect, may be inconsistent with prior NHS-Galleri data, or with other studies we have conducted, or may be unsuitable to the NHS or FDA, any of which could have a significant adverse impact on the success of our commercial efforts for Galleri, our ability to achieve FDA authorization at all or within our anticipated timelines, our ability to achieve CMS or private payor reimbursement or coverage, our brand and reputation, our business, and our growth prospects.
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
We face risks associated with tariffs and other trade and global macroeconomic restrictions, which may have a material adverse impact on our results of operations and financial condition.
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

•potential liability under the Foreign Corrupt Practices Act (“FCPA”) or comparable foreign laws; and
•business interruptions resulting from geopolitical actions, including war and terrorism, such as recent conflicts in the Middle East, pandemics, or natural disasters more common in certain regions, including earthquakes, typhoons, floods, and fires; and
•negative consequences to our relationships with our customers, partners, and other collaborators in the event of impact to suppliers or our business internationally due to restrictive actions by U.S. or non-U.S. governments or changes in U.S. or non-U.S. laws.
In addition, in recent years, U.S. administrations have publicly supported potential trade proposals that may affect U.S. trade relations with other countries. It is unclear at this point how, if at all, such actions or other potential actions, including under the new U.S. Presidential administration, may impact our business or operations, and the uncertainty surrounding these matters might create difficulties in our efforts to partner with certain healthcare providers, suppliers, and insurance carriers. For example, the United States has signaled its intention to change U.S. trade policy, including renegotiating or terminating existing trade agreements and leveraging tariffs. In April 2025, the United States imposed additional tariffs on imports from China and announced reciprocal and sectorial tariffs on imports from other countries. In July 2025, the United States announced that certain tariff rates, which were initially set to expire on July 9, 2025, will now expire on August 1, 2025 and new reciprocal tariff rates will take effect on August 1, 2025. Should these tariffs be implemented and sustained for an extended period of time, they could increase our expenses, reduce our margins or increase our prices, make it difficult to obtain inputs we need for our products or have a material adverse effect on the broader economy. These risks and impacts may be exacerbated by additional tariffs in the United States or retaliatory tariffs imposed by other governments.
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

We have launched Galleri as an LDT in the United States. In 2024, the FDA finalized a regulation that has been successfully challenged in federal court, pursuant to which the FDA planned to subject LDTs to medical device requirements through a phase-out of its historical policy of enforcement discretion over LDTs over a period of four years. A federal court recently vacated this rule.
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
Even for those LDTs that were subject to the historical enforcement discretion policy, the FDA for a number of years stated its intention to modify this policy and impose applicable medical device requirements to LDTs more broadly. To this end, on May 6, 2024, the FDA issued the LDT Final Rule in an effort to clarify the FDA’s historical view that LDTs are medical devices subject to the requirements applicable to other IVDs, and to phase out its enforcement discretion policy over a period of four years from issuance of the LDT Final Rule.
However, on March 31, 2025, the United States District Court for the Eastern District of Texas vacated the LDT Final Rule, reasoning that LDTs are not medical devices, and remanded the matter to the FDA for further consideration (the “LDT Final Rule Decision”). The decision was not appealed.
Further, if the FDA is unable to review LDTs, we may be required to make changes to our PMA application, our laboratory testing or other elements of our test platform, or otherwise take actions to allow the FDA to treat Galleri or future tests as medical devices, notwithstanding the LDT Final Rule Decision. These changes could require us to change the PMA application we have begun, which could delay our PMA application or any potential approval, require additional expenditures, require additional development and validation on the changes we may decide to make and could subject us to additional regulation by the FDA. If we are not able to manage these risks and changes, there could be a material adverse effect on our business and operations. In addition, further efforts by the FDA or Congress to impose more regulation on LDTs could create a negative public perception about the validity, safety, effectiveness, or performance of LDTs, including our products, that could adversely affect patient, provider, and customer perception about, and confidence in, our products.
Moreover, the FDA may assert that we are improperly marketing our tests, including Galleri, as LDTs and may assert we do not comply with applicable medical device requirements, and in such cases may take enforcement action against us and/or require us to seek premarket review and obtain marketing authorizations, which may require that we cease marketing any LDT products until such marketing authorizations are obtained or the relevant applications are submitted. There can be no assurance that we will be able to obtain any required marketing authorization for our tests or that any labeling claims will be consistent with the claims we have made or intend to make for such products when launched as LDTs, or that such claims would be adequate to support continued adoption of and reimbursement for our products. In the event we are required to seek FDA marketing authorization for any current or planned products, the FDA may request that we provide additional analyses and information beyond that which we intend to produce based on the designs of our current and planned clinical studies, or that we modify or narrow our intended use or product claims. It is possible that the FDA, among other things, could disagree with our interpretation of data we have relied on to support our LDT launches for our intended uses. If we are required to provide additional analyses or additional data or perform additional clinical studies beyond those we currently contemplate to support the intended uses of our products or future products, our planned commercial launches may be delayed and we may be required to cease commercialization of any products we currently market as LDTs. A delay in the launch of our products or new versions of existing products, or significantly narrowing their intended uses, could negatively impact our financial condition and results of operations.
In addition, Congress has, for over the past decade, considered a number of proposals, which if enacted, would subject LDTs to additional regulatory requirements. For example, in recent years, Congress has worked on legislation to create a novel regulatory framework governing a new category of FDA-regulated products, referred to as in vitro clinical tests (“IVCTs”), which would govern LDTs and would be separate and distinct from the existing medical device regulatory framework. For example, most recently, in March 2023, the Verifying Accurate Leading-edge IVCT Development Act of 2023 (the “VALID Act”) was introduced. The bill would have established a risk-based approach to imposing requirements related to premarket review, quality systems, and labeling requirements on all IVCTs, including LDTs, but would grandfather certain LDTs marketed before the effective date of the bill and exempt them from certain requirements. It is unclear whether legislative proposals such as the VALID Act (including any proposals that would, in contrast, reduce FDA oversight of LDTs) will be introduced or passed by Congress or signed into law by the President. Depending on the approach adopted under any potential legislation or regulation, certain LDTs (likely those of higher risk) may be required to undergo some form of premarket review, potentially with a transition period for compliance and a grandfathering provision. Any such legislation could substantially alter our commercial offering and marketing of LDTs and negatively impact our financial condition and results of operations. Additionally, as a result of the District Court decision the regulatory environment around LDTs could be significantly relaxed, which could increase competition and reduce the effectiveness of our regulatory and reimbursement strategy.
If the FDA does not have authority to regulate LDTs as medical devices, there could be significant impacts to us and our industry, and our ability to compete could be impaired.
We have invested significantly in pursuing a PMA for Galleri, including conducting our NHS-Galleri and PATHFINDER 2 studies to support our PMA. We believe PMA approval for Galleri, if obtained, could bolster our position in the MCED market, and increase or accelerate provider and patient adoption, commercial and government reimbursement and coverage, and international opportunities. In the event the FDA is not able to exercise its medical device authority with respect to LDTs, our competitors or potential competitors in the MCED market may face less stringent regulatory requirements to enter the market or to continue to market their tests and we may face increased competition in our industry, and adapting to the new regulatory and competitive environment could be difficult, costly and time-consuming. If we are not able to adapt to the changed regulatory environment and increased competition, our business and prospects could be materially impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)    None.
(b)    None.
(c)    Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, the following of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K. None of our other directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” during this period, other than as set forth below.
On May 22, 2025, Sarah Krevans, a member of the Board of Directors, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “2025 Krevans Trading Arrangement”). The 2025 Krevans Trading Arrangement was entered into on March 13, 2025 and provided for the sale of up to 6,210 shares of common stock, subject to price limitations. The plan had an end date of June 19, 2026.

Item 6. Exhibits
The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1	Separation and Distribution Agreement, dated June 21, 2024, between Illumina, Inc. and GRAIL, Inc.	8-K	6/24/24	2.1
3.1	Certificate of Incorporation of GRAIL, Inc., dated June 21, 2024	S-8	6/21/24	4.1
3.2	Amended and Restated Bylaws of GRAIL, Inc., dated June 21, 2024	S-8	6/21/24	4.2
3.3	Certificate of Conversion	8-K	6/24/24	3.3
10.1	Form of Amended Offer Letter dated May 12, 2025	8-K	5/16/25	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				***
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				***
101.DEF	Inline XBRL Extension Definition Linkbase Document				***
101.LAB	Inline XBRL Taxonomy Label Linkbase Document				***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				***
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				***

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

GRAIL, Inc.

Date:	August 13, 2025	By:	/s/ Robert Ragusa
Robert Ragusa Chief Executive Officer (Principal Executive Officer)
Date:	August 13, 2025	By:	/s/ Aaron Freidin
Aaron Freidin Chief Financial Officer (Principal Financial Officer)