Form 10-Q
period 2025-09-30
GRAIL, Inc.
filed 2025-11-13
CIK 1699031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-42045
___________________________________________

GRAIL, Inc.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware	86-3673636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1525 O’Brien Drive Menlo Park, California	94025
(Address of Principal Executive Offices)	(Zip Code)
(833) 694-2553
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	GRAL	Nasdaq Global Select Market

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
Yes ☐   No ☒

As of November 10, 2025, the registrant had 38,982,223 shares of common stock, par value $0.001 per share, outstanding.

1

1

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” “would,” or “will,” the negative of these terms, and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include expectations and projections of our future financial performance, future tests or products, technology, clinical studies, regulatory landscape, compliance and strategy, potential market opportunity, increased competition, anticipated growth strategies, sufficiency of cash on hand to finance our business, seasonality, cost savings, facilities plans and lease commencement, budgets and strategies, restructuring and stock-based compensation costs, legal proceedings, impact of the restructuring on our operations and anticipated trends in our business.
These statements are only predictions based on our current expectations and projections about future events and trends. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements, including those factors discussed under Item 1A. “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K (filed on March 5, 2025) for the year ended December 31, 2024 (the “2024 Form 10-K”). You should specifically consider the numerous risks described under these sections. Moreover, we operate in a dynamic and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results, level of activity, performance, or achievements to differ materially and adversely from those contained in any forward-looking statements we may make.
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

Part I - Financial Information
Item 1. Financial Statements
GRAIL, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$126,892	$214,234
Short-term marketable securities	413,238	549,236
Accounts receivable, net(1)	16,282	20,312
Supplies(2)	18,390	18,632
Prepaid expenses and other current assets(3)	14,579	17,447
Total current assets	589,381	819,861
Property and equipment, net(4)	56,180	69,061
Operating lease right-of-use assets	56,061	66,373
Restricted cash	6,974	3,349
Intangible assets, net	1,885,140	2,016,890
Other non-current assets	7,295	7,773
Total assets	$2,601,031	$2,983,307
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable(5)	$3,407	$4,844
Accrued liabilities(6)	58,076	57,241
Operating lease liabilities, current portion	14,022	13,260
Other current liabilities	1,928	1,580
Total current liabilities	77,433	76,925
Operating lease liabilities, net of current portion	44,568	54,881
Deferred tax liability, net	236,265	345,860
Other non-current liabilities	2,802	2,236
Total liabilities	361,068	479,902
Preferred stock, par value of $0.001 per share; 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock $0.001 par value per share, 1,500,000,000 shares authorized, 36,160,998 shares issued and outstanding as of September 30, 2025, 33,893,409 shares issued and outstanding as of December 31, 2024	36	34
Additional paid-in capital	12,349,976	12,305,250
Accumulated other comprehensive income	2,456	1,451
Accumulated deficit	(10,112,505)	(9,803,330)
Total stockholders' equity	2,239,963	2,503,405
Total liabilities and stockholders’ equity	$2,601,031	$2,983,307
(1) Includes related party accounts receivable, net of $34 and $65, respectively.
(2) Includes related party supplies of $975 and $3,130, respectively.
(3) Includes related party prepaid expenses and other current assets of $62 and $77, respectively.
(4) Includes related party property and equipment, net of $1,636 and $2,227, respectively.
(5) Includes related party accounts payable of $54 and nil, respectively.
(6) Includes related party accrued liabilities of $94 and $104, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue:
Screening revenue(1)	$32,807	$25,374	$96,319	$77,076
Development services revenue	3,387	3,278	7,256	10,267
Total revenue	36,194	28,652	103,575	87,343
Costs and operating expenses:
Cost of screening revenue (exclusive of amortization of intangible assets)(2)	15,910	15,970	52,379	45,481
Cost of development services revenue(3)	544	1,442	2,216	3,499
Cost of revenue — amortization of intangible assets	33,473	33,473	100,417	100,417
Research and development(4)	48,647	78,231	148,898	274,052
Sales and marketing	25,503	35,625	89,021	123,433
General and administrative(5)	37,408	47,418	120,396	171,745
Goodwill and intangible assets impairment	—	—	28,000	1,420,936
Total costs and operating expenses	161,485	212,159	541,327	2,139,563
Loss from operations	(125,291)	(183,507)	(437,752)	(2,052,220)
Other income:
Interest income	6,107	11,661	20,695	17,367
Other income (expense), net	466	(561)	(929)	(514)
Total other income, net	6,573	11,100	19,766	16,853
Loss before income taxes	(118,718)	(172,407)	(417,986)	(2,035,367)
Benefit from income taxes	29,741	46,719	108,811	105,428
Net loss	$(88,977)	$(125,688)	$(309,175)	$(1,929,939)
Net loss per share — Basic and Diluted	$(2.46)	$(3.94)	$(8.73)	$(61.61)
Weighted-average shares of common stock used in computing net loss per share:	36,124,256	31,880,054	35,415,266	31,326,117
(1) Includes related party screening revenue of $50 and $179 for the three and nine months ended September 30, 2025 and $129 and $366 for the three and nine months ended September 30, 2024, respectively.
(2) Includes related party cost of screening revenue of $1,237 and $3,924 for the three and nine months ended September 30, 2025 and $3,658 and $9,784 for the three and nine months ended September 30, 2024, respectively.
(3) Includes related party cost of development services revenue of $78 and $260 for the three and nine months ended September 30, 2025 and $143 and $259 for the three and nine months ended September 30, 2024, respectively.
(4) Includes related party research and development expenses of $973 and $2,947 for the three and nine months ended September 30, 2025 and $6,588 and $16,700 for the three and nine months ended September 30, 2024, respectively.
(5) Includes related party general and administrative expenses of nil for the three and nine months ended September 30, 2025 and $1 and $104 for the three and nine months ended September 30, 2024, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss	$(88,977)	$(125,688)	$(309,175)	$(1,929,939)
Other comprehensive income (loss):
Change in net unrealized gain (loss) on marketable securities	172	—	(137)	—
Foreign currency translation adjustment	(19)	800	1,142	1,120
Comprehensive loss	$(88,824)	$(124,888)	$(308,170)	$(1,928,819)
See accompanying notes to unaudited condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2024	33,893,409	$34	$12,305,250	$1,451	$(9,803,330)	$2,503,405
Net loss	—	—	—	—	(106,213)	(106,213)
Stock-based compensation expense	—	—	16,261	—	—	16,261
Other comprehensive income	—	—	—	215	—	215
Release of restricted stock units	1,403,449	1	(1)	—	—	—
Balance as of March 31, 2025	35,296,858	$35	$12,321,510	$1,666	$(9,909,543)	$2,413,668
Net loss	—	—	—	—	(113,985)	(113,985)
Stock-based compensation expense	—	—	14,323	—	—	14,323
Other comprehensive income	—	—	—	637	—	637
Release of restricted stock units	750,941	1	(1)	—	—	—
Balance as of June 30, 2025	36,047,799	$36	$12,335,832	$2,303	$(10,023,528)	$2,314,643
Net loss	—	—	—	—	(88,977)	(88,977)
Stock-based compensation expense	—	—	14,144	—	—	14,144
Other comprehensive income	—	—	—	153	—	153
Release of restricted stock units	113,199	—	—	—	—	—
Balance as of September 30, 2025	36,160,998	$36	$12,349,976	$2,456	$(10,112,505)	$2,239,963
See accompanying notes to unaudited condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/ MEMBER’S EQUITY
(unaudited)
(amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Member’s Equity	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’/Member’s Equity
Balance as of December 31, 2023	—	$—	$11,421,446	$—	$1,066	$(7,776,325)	$3,646,187
Net loss	—	—	—	—	—	(218,914)	(218,914)
Stock-based compensation expense	—	—	170	—	—	—	170
Other comprehensive loss	—	—	—	—	(52)	—	(52)
Contribution from member, net	—	—	312,000	—	—	—	312,000
Balance as of March 31, 2024	—	$—	$11,733,616	$—	$1,014	$(7,995,239)	$3,739,391
Net loss	—	—	—	—	—	(1,585,337)	(1,585,337)
Stock-based compensation expense	—	—	156	640	—	—	796
Other comprehensive income	—	—	—	—	372	—	372
Recognition of deferred tax liability in connection with the Spin-Off*	—	—	(447,190)	—	—	—	(447,190)
Reclassification of incentive plan liabilities to additional paid-in capital	—	—	—	54,795	—	—	54,795
Disposal funding received in connection with the Spin-Off*	—	—	932,300	—	—	—	932,300
Issuance of common stock in connection with the Spin-Off and reclassification of contribution from member, net*	31,049,148	31	(12,218,882)	12,218,851	—	—	—
Balance as of June 30, 2024	31,049,148	$31	$—	$12,274,286	$1,386	$(9,580,576)	$2,695,127
Net loss	—	—	—	—	—	(125,688)	(125,688)
Stock-based compensation expense	—	—	—	17,397	—	—	17,397
Other comprehensive income	—	—	—	—	800	—	800
Release of restricted stock units	2,154,596	2	—	(2)	—	—	—
Balance as of September 30, 2024	33,203,744	$33	$—	$12,291,681	$2,186	$(9,706,264)	$2,587,636
See accompanying notes to unaudited condensed consolidated financial statements.
___________
*See Note 1 — Organization And Description Of Business for more information on the Spin-Off.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(amounts in thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net loss	$(309,175)	$(1,929,939)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of intangibles assets	103,750	103,750
Depreciation	13,686	14,865
Stock-based compensation expense	44,518	72,502
Cash payment for equity awards	—	(53,807)
Deferred income taxes	(108,811)	(104,990)
Amortization of discount on marketable securities	(16,606)	—
Goodwill and intangible assets impairment	28,000	1,420,936
Credit loss expense	518	—
Other	1,370	949
Changes in operating assets and liabilities:
Accounts receivable, net(1)	3,512	1,731
Supplies(2)	452	482
Operating lease right-of-use assets and liabilities, net	761	1,545
Prepaid expenses and other assets(3)	3,346	(1,278)
Accounts payable(4)	(1,437)	(12,203)
Accrued and other liabilities(5)	894	1,791
Net cash used in operating activities	(235,222)	(483,666)
Cash flows from investing activities
Purchases of property and equipment	(815)	(4,905)
Purchases of marketable securities	(741,932)	—
Proceeds from maturities of marketable securities	894,400	—
Net cash provided by (used in) investing activities	151,653	(4,905)
Cash flows from financing activities
Cash funding received from Illumina	—	1,244,300
Net cash provided by financing activities	—	1,244,300
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(148)	228
Net (decrease) increase in cash, cash equivalents, and restricted cash	(83,717)	755,957
Cash, cash equivalents and restricted cash — beginning of period	217,583	101,512
Cash, cash equivalents and restricted cash — end of period	$133,866	$857,469
Represented by:
Cash and cash equivalents	$126,892	$853,551
Restricted cash	6,974	3,918
Total	$133,866	$857,469
Supplemental cash flow information:
Property and equipment included in accounts payable and accrued liabilities	$(70)	$(231)
Operating cash flows paid for operating leases, net	$(12,673)	$(14,773)
(1) Includes changes in related party accounts receivable of $31 and $32, respectively.
(2) Includes changes in related party supplies of $2,155 and $1,329, respectively.
(3) Includes changes in related party prepaid and other current assets of $15 and $(24), respectively.
(4) Includes changes in related party accounts payable of $54 and $(824), respectively.
(5) Includes changes in related party accrued liabilities of $(10) and $2,726, respectively.

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
•Tax Matters Agreement — governs the respective rights, responsibilities and obligations of Illumina and the Company after the Spin-Off with respect to all tax matters and includes restrictions to preserve the tax-free status of the Distribution. See Note 12 — Taxes for more information regarding income taxes and Note 9 — Legal And Regulatory Proceedings regarding the contingencies related to this agreement.
•Employee Matters Agreement — addressed employment, compensation, and benefits matters, including the allocation and treatment of assets and liabilities relating to employees and compensation and benefits plans and programs in which GRAIL employees participate, as well as the treatment of cash-based incentive awards in connection with the Spin-Off. See Note 8 — Stock-Based Compensation for further details regarding the treatment of equity awards.
•Stockholder and Registration Rights Agreement — governs the respective rights, responsibilities and obligations of Illumina and the Company after the Spin-Off with respect to Illumina’s continuing ownership of GRAIL common stock.
•Supply and Commercialization Agreement Amendment — amended the Company’s supply and commercialization agreement with Illumina, which governs the ongoing supply and commercial relationship, including licensing, royalty payments and intellectual property between GRAIL and Illumina. See Note 14 — Related Party Transactions for more information regarding the royalty arrangements with Illumina.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Illumina provided the Company with disposal funding (the “Disposal Funding”) in the amount of $932.3 million in accordance with the Separation and Distribution Agreement, which was subject to a clawback feature that lapsed on September 24, 2025. See Note 9 — Legal And Regulatory Proceedings — Contingencies for details.
Our Ability to Continue as a Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to manage its net loss and to become profitable and operate profitably, to manage the Company’s negative cash flows from operations and to generate positive cash flows from operations, and the Company’s ability to obtain financing to support working capital requirements. The Company had $126.9 million of cash and cash equivalents and $413.2 million of short-term marketable securities as of September 30, 2025.
The Company believes that its existing cash, cash equivalents, and short-term marketable securities will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months, as of the date these unaudited condensed consolidated financial statements were filed.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements represent the historical operations of the standalone GRAIL legal entity and include purchase accounting adjustments and certain tax adjustments as if the Company filed a separate income tax return and was not included in Illumina’s consolidated return for the period of time the Company was owned by Illumina. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the unaudited condensed consolidated financial statements. Certain assets and liabilities were reflected at fair value under the new basis of accounting established at the closing of the Acquisition.
Management considered the need to allocate any historical shared costs incurred by the parent, Illumina, to the accompanying unaudited condensed consolidated financial statements. As previously discussed, the European Commission adopted an order requiring Illumina and GRAIL to be held and operated as distinct and separate entities. As no integration ever occurred, management concluded that no material allocations were required. Prior to the Spin-Off, the Company had generated net operating loss carryforwards for federal and state tax purposes, however, as a single member LLC disregarded for tax purposes, these tax attributes are the sole property of Illumina and remained the assets of Illumina following the Spin-off in accordance with the Internal Revenue Code. However, amounts recognized by the Company are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company operated independently of the parent. Related party transactions with Illumina are discussed further in Note 14 — Related Party Transactions.
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to this Quarterly Report on Form 10-Q (“Form 10-Q”) and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements, reflect all normal recurring adjustments that are necessary to present the results fairly, and include the accounts of the Company and its wholly owned subsidiaries for the interim periods presented. All intercompany balances have been eliminated in consolidation. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2024 Form 10-K.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Significant Accounting Policies
During the nine months ended September 30, 2025, there were no material changes to the Company’s significant accounting policies disclosed in Note 2 — Summary of Significant Accounting Policies, within the consolidated financial statements for the year ended December 31, 2024 included in its 2024 Form 10-K, except as described below.
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
Intangible Assets
Intangible assets identified in the Acquisition include GRAIL trade names, developed technology, and GRAIL in-process research and development (“IPR&D”) and were measured at fair value as of the Closing Date.
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

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Concentration Risk
Significant customers are those that represent more than ten percent of total revenue or accounts receivable, net balances for the periods and as of each condensed consolidated balance sheet date presented, respectively. Revenue from a major customer that amounts to 10% or more of total revenue is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Customer A	*	10%	*	10%
*less than 10%
Customers that accounted for 10% or more of total accounts receivable balance are as follows:

	As of
	September 30, 2025	December 31, 2024
Customer A	12%	32%
*less than 10%
Reclassification
Certain amounts relating to related party transactions in the unaudited condensed consolidated statements of operations and statements of cash flows for the respective periods ended September 30, 2024 have been conformed to the current period presentation of related party transactions.
Accounting Pronouncements Not Yet Adopted

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update improves income tax disclosure requirements, primarily through enhanced transparency and decision usefulness of disclosures. This guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted, and can be applied on either a prospective or retroactive basis. The Company is currently compiling the information required for these disclosures and expects to provide the required disclosures in the year ending December 31, 2025.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides entities with a practical expedient related to developing reasonable and supportable forecasts as part of estimating expected credit losses, in which entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This guidance is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The transition method may be prospective, modified, or retrospective. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

NOTE 3. REVENUE
The following table presents the Company’s revenue disaggregated by geographic areas based on the customers’ locations:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
United States
Screening	$32,570	$25,374	$95,482	$77,076
Development Services	78	484	332	1,149
International(1)
Screening	237	—	837	—
Development Services	3,309	2,794	6,924	9,118
Total	$36,194	$28,652	$103,575	$87,343
_________
(1) International region includes revenue earned from customers located outside of the United States.
The following table presents the Company’s revenue disaggregated by revenue source:

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Screening
Commercial	$31,428	$25,333	$93,681	$77,035
Government(1)	1,379	41	2,638	41
Development Services
Commercial	3,387	3,278	7,256	10,267
Total	$36,194	$28,652	$103,575	$87,343
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
Intangible Assets
Intangible assets identified in the Acquisition include developed technology, trade names and IPR&D and were measured at fair value as of the closing date of Illumina’s acquisition of the Company (“Closing Date”).

The following roll-forward indicates the fair values assigned to finite-lived intangible assets from the Acquisition and the resulting amortization:

	As of
	September 30, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Developed Technologies	$2,410,000	$(546,713)	$1,863,287	$2,410,000	$(446,297)	$1,963,703
Trade Names	40,000	(18,147)	21,853	40,000	(14,813)	25,187
Total Finite-Lived Intangible Assets	$2,450,000	$(564,860)	$1,885,140	$2,450,000	$(461,110)	$1,988,890

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following roll-forward indicates the carrying value of the indefinite-lived intangible asset from the Acquisition and the impairment expenses recorded:

(in thousands)	IPR&D
Balance as of January 1, 2024	$560,000
Impairment	(532,000)
Balance as of December 31, 2024	28,000
Impairment	(28,000)
Balance as of September 30, 2025	$—
In conjunction with Illumina’s Q2 2024 goodwill impairment assessment, the IPR&D intangible asset of the GRAIL reporting unit was evaluated for potential impairment by Illumina prior to the Spin-Off. The evaluation for a potential impairment of the IPR&D intangible asset was performed by comparing its carrying value to the assessed estimated fair value, which was determined by the income approach, using a discounted cash flow model. Estimates and assumptions used in the income approach included projected cash flows and a discount rate. The discount rate selected at the time of the IPR&D intangible impairment assessment prior to the Spin-Off was 46.5%. Based on the impairment test performed, Illumina assessed and determined that the carrying value of GRAIL’s IPR&D intangible asset exceeded its estimated fair value. As a result of push down accounting, the Company recognized an impairment of $420.0 million primarily due to changes to revenue projections and the discount rate utilized.
In Q2 2024, subsequent to the Spin-Off, the Company performed a portfolio review and determined to decrease investment in the development of the IPR&D asset, which impacted the amount and timing of expected future cash flows attributable to IPR&D. This determination was driven by the impact of the Company’s post-Spin-Off capital structure, constitution of the Company’s Board at the time of the Spin-Off as the key decision maker for the determination, and increased ability to revisit the Company’s business strategy and portfolio as a standalone public company without regulatory oversight. This represented a potential impairment indicator. An impairment assessment was performed using a discounted cash flow model utilizing the updated projected cash flows and discount rate. The discount rate selected was 20%. Based on the impairment test performed, the Company assessed and determined that the carrying value of the IPR&D intangible asset exceeded its estimated fair value. As a result, the Company recognized an additional impairment of $112.0 million, primarily due to a decrease in projected cash flows.
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
Amortization expense related to finite-lived intangible assets was $34.6 million for each of the three month periods ended September 30, 2025 and 2024 and $103.8 million for each of the nine month periods ended September 30, 2025 and 2024.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The estimated future annual amortization of finite-lived intangible assets is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

(in thousands)	Estimated Annual Amortization
Remainder of 2025	$34,583
2026	138,333
2027	138,333
2028	138,333
2029	138,333
2030 and thereafter	1,297,225
Total	$1,885,140
NOTE 5. BALANCE SHEET COMPONENTS
The following tables present financial information of certain condensed consolidated balance sheet components:

	As of
Accounts receivable, net	September 30, 2025	December 31, 2024
(in thousands)
Trade accounts receivable, gross	$21,785	$24,099
Allowance for credit losses	(5,503)	(3,787)
Total accounts receivable, net	$16,282	$20,312

	As of
Accrued liabilities	September 30, 2025	December 31, 2024
(in thousands)
Accrued compensation expenses	$31,171	$34,530
Accrued clinical studies and research and development expenses	15,966	13,027
Accrued legal and professional service expenses	4,304	2,966
Accrued other expenses	6,635	6,718
Total accrued liabilities	$58,076	$57,241

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 6. FAIR VALUE MEASUREMENTS, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables represent the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$124,936	$124,936	$—	$—
Total cash equivalents	124,936	124,936	—	—
U.S. government treasury bills	413,238	413,238	—	—
Total short-term marketable securities	413,238	413,238	—	—
Total	$538,174	$538,174	$—	$—

	December 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$94,697	$94,697	$—	$—
U.S. government treasury bills	117,442	117,442	—	—
Total cash equivalents	212,139	212,139	—	—
U.S. government treasury bills	549,236	549,236	—	—
Total short-term marketable securities	549,236	549,236	—	—
Total	$761,375	$761,375	$—	$—

The following tables summarize the Company’s cash equivalents and marketable securities’ amortized costs, gross unrealized gains, gross unrealized losses and estimated fair values by significant investment category:

	September 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$124,936	$—	$—	$124,936
U.S. government treasury bills	413,108	130	—	413,238
Total	$538,044	$130	$—	$538,174

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$94,697	$—	$—	$94,697
U.S. government treasury bills	666,412	266	—	666,678
Total	$761,109	$266	$—	$761,375
All of the Company’s marketable securities had maturities of less than one year.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company had one security with a fair value of $18.3 million in an unrealized loss position as of September 30, 2025 and no securities in unrealized loss position as of December 31, 2024. None of the Company’s marketable securities had been in an unrealized loss position for more than one year as of September 30, 2025 and December 31, 2024. The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of September 30, 2025 because the change in market value for the security that was in an unrealized loss position resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. The Company does not intend to sell the money market funds and short term investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 7. LEASES
The Company has entered into operating leases for facilities and equipment used for research and development. Operating leases have remaining lease terms which range from approximately 1 to 8 years, and often include one or more options to renew. These renewal terms can extend the lease term from 5 to 15 years and are included in the lease term when it is reasonably certain that the option will be exercised. The exercise of lease renewal and termination options are at the sole discretion of the Company. The Company also has variable lease payments that are primarily comprised of common area maintenance and utility charges.
The Company’s weighted average remaining lease term was approximately 7.0 years and 7.3 years as of September 30, 2025 and December 31, 2024, respectively. The Company’s weighted average discount rate for operating leases was 2.6% and 2.5% as of September 30, 2025, and December 31, 2024, respectively.
The components of lease costs are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease costs	$4,427	$4,563	$13,338	$14,436
Variable lease costs	1,003	1,124	3,058	3,618
Total lease costs	$5,430	$5,687	$16,396	$18,054
Future undiscounted lease payments under operating leases as of September 30, 2025 were as follows:

(in thousands)	Amount
Remainder of 2025	$2,871
2026	14,921
2027	8,442
2028	8,232
2029	8,448
2030 and thereafter	32,132
Total undiscounted lease payments	75,046
Less: Imputed interest	(6,726)
Less: Tenant improvement allowance*	(9,730)
Total operating lease liabilities	$58,590
_________
*Tenant improvement allowance is estimated to be received as follows: approximately $0.4 million in the next twelve months and $9.3 million thereafter.
Excluded from the lease obligation table above is a commercial lease agreement (the “Lease”) entered into by and between the Company and Sunnyvale Office Acquisition, LLC, as of September 11, 2025, pursuant to which the Company agreed to lease an aggregate of approximately 75,556 rentable square feet for a new corporate headquarters in Sunnyvale, California, which will be recognized as an operating lease upon the lease commencement date. The actual timing of lease commencement for accounting purposes, as well as the Company’s obligation to begin making payments and recognizing rental and other expenses, is dependent upon when the space is made available to the Company and the Company obtains control of the underlying asset. The Company’s current estimate of the total estimated aggregate base rent payments, excluding the renewal option and option to expand into additional space, for this leased office space are approximately $62.1 million.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 8. STOCK-BASED COMPENSATION
Stock-based compensation expense, which includes expense for both equity and liability-classified awards, reported in the condensed consolidated statements of operations, was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cost of screening revenue (exclusive of amortization of intangible assets)	$271	$400	$1,433	$1,321
Cost of development services revenue	—	178	17	201
Research and development	4,330	6,838	12,089	27,906
Sales and marketing	2,499	2,434	8,300	12,786
General and administrative	7,039	7,599	22,679	30,288
Stock-based compensation expense, before taxes	14,139	17,449	44,518	72,502
Related income tax benefits	(637)	(4,230)	(5,931)	(17,598)
Stock-based compensation expense, net of taxes	$13,502	$13,219	$38,587	$54,904
2024 Incentive Award Plan
The GRAIL, Inc. 2024 Incentive Award Plan (the “2024 Plan”) was adopted by GRAIL and approved by Illumina, in its capacity as GRAIL’s sole stockholder, in May 2024. The 2024 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance-based awards, and other stock or cash based awards. The maximum number of shares authorized for issuance under the 2024 Plan increased by 1,694,670 shares to 10,351,487 shares on January 1, 2025 pursuant to the annual automatic evergreen increase provision of the 2024 Plan. As of September 30, 2025, approximately 481,705 shares remained available for future grants under the 2024 Plan.
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
A summary of the Company’s restricted stock unit activity, issued under the 2024 Plan and 2024 Inducement Plan, is as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
(Units in thousands)
Outstanding at January 1, 2025	5,523	$14.22
Awarded	2,370	$38.60
Released	(2,268)	$15.36
Forfeited	(518)	$21.85
Outstanding at September 30, 2025	5,107	$24.56

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Cash-Based Equity Awards and 2024 Transition Incentive Awards
In connection with the Spin-Off in June 2024, outstanding cash-based equity incentive awards (the “Cash-Based Equity Awards”) and certain Cash-Based Equity Awards granted to GRAIL employees, including executives, for retention purposes in the second quarter of 2024 (the “2024 Transition Incentive Awards”), were converted into Company restricted stock units in accordance with the Employee Matters Agreement by dividing the aggregate award value by the volume-weighted average share price over the first four trading days following the Spin-Off. As a result of the modification, the Cash-Based Equity Awards and 2024 Transition Awards, which were liability-classified awards prior to the Spin-Off, were reclassified as equity-classified awards. The Cash-Based Equity Awards and the 2024 Transition Incentive Awards in the amount of $50.3 million and $4.4 million, respectively, were reclassified to Additional Paid-In Capital and converted into 4.0 million and 2.5 million RSUs, respectively. See Note 7 - Stock-based compensation in the 2024 Form 10-K for the year ended December 31, 2024 for further details.
2024 Employee Stock Purchase Plan
The ESPP was adopted by GRAIL and approved by Illumina’s Board of Directors, in its capacity as GRAIL’s sole stockholder, in May 2024. The maximum number of shares authorized for issuance under the ESPP increased by 338,934 shares to 752,955 shares on January 1, 2025 pursuant to the annual automatic evergreen increase provision of the ESPP. As of September 30, 2025, 752,955 shares were available for issuance under the ESPP.
Under the ESPP as currently implemented, eligible employees are offered shares through a six-month offering period commencing in May and November of each year. Employees who participate in the ESPP may elect to have up to 15% of their eligible compensation withheld to purchase shares of the Company’s common stock. The purchase price of the Company’s common stock will be equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or the fair market value of the Company’s common stock at the end of the six-month offering period. The Company’s first offering period began in May 2025 with the first purchase date expected to take place in November 2025. No shares were offered under the ESPP during the three and nine month periods ended September 30, 2024. No shares were issued under the ESPP during the three and nine month periods ended September 30, 2025 or the three and nine month periods ended September 30, 2024.
The fair value of employee stock purchase rights under the ESPP have been estimated with the following assumptions using the Black-Scholes-Merton option-pricing model:

Three and Nine Months Ended
September 30, 2025
Weighted-average assumptions:
Expected life (in years)	0.5
Risk-free interest rate	4.2%
Expected volatility	108.7%
Expected dividend	0%
Weighted-average estimated grant date fair value per share	$17.68
The expected term represents the term from the first day of the offering period to the purchase date. The risk-free interest rate assumption was based upon observed interest rates of Treasury bills appropriate for the expected term. The expected stock price volatility assumption was estimated using the average of the Company’s historical volatility and average volatility of the Company’s peer companies. The average of the Company’s peer companies and its own volatility is more representative of future stock price trends than the Company’s historical volatility due to its limited history as a public company. Expected dividend yield was 0% as the Company has not paid and does not anticipate paying dividends on its common stock.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of September 30, 2025, unrecognized compensation costs related to the ESPP was $0.6 million and is expected to be recognized over a weighted average period of 0.1 years.
Performance-Based Awards
During the nine months ended September 30, 2025, the Company granted performance-based restricted stock unit (“PSU”) awards under the 2024 Plan with vesting conditions tied to achievement of Company-specific performance and continued service. One-third of the PSUs subject to the awards vest upon the achievement of a Company-specific performance condition and the remaining two-thirds of the PSUs subject to the awards vest in substantially equal installments upon each of the first and second anniversaries of the initial vesting date, in each case, subject to the holder’s continued service with the Company through the applicable vesting date. The PSU awards had an aggregate grant date fair value of $1.0 million and expire, to the extent unvested, in May 2035. As of September 30, 2025, it was not probable that the performance conditions associated with the PSU awards will be achieved and, therefore, no stock-based compensation expense has been recognized in the unaudited condensed consolidated financial statements.
The Company also has one performance-based award outstanding for a former employee for which vesting is based on future revenues. The award has an aggregate potential value of up to $78.0 million and expires, to the extent unvested, on August 27, 2030. One-fourth of the total potential value of the award vests immediately upon the achievement of cumulative net revenues in any period of four consecutive fiscal quarters of $500.0 million, $750.0 million, $1.5 billion, and $2.0 billion. The Company assesses the probability of achieving the performance conditions associated with the award on a quarterly basis at each reporting period. If and to the extent that the liability becomes due and payable prior to 12:01 a.m. Eastern Time December 24, 2026 (the “Disposal Funding Period”) and paid by GRAIL, in cash, during the Disposal Funding Period, Illumina shall reimburse GRAIL all or such portion of the liability paid by GRAIL in accordance of the terms of the Separation and Distribution Agreement. As of September 30, 2025, it was not probable that the performance conditions associated with the award will be achieved and, therefore, no stock-based compensation expense, or corresponding loss recovery asset or liability, has been recognized in the unaudited condensed consolidated financial statements.
NOTE 9. LEGAL AND REGULATORY PROCEEDINGS
The Company is subject to various claims, complaints, regulatory proceedings, and legal actions that arise from time to time in the ordinary course of business.
Federal Securities Class Actions
On November 11, 2023, the first of three securities class action complaints was filed against Illumina and certain of its current and former executive officers in the United States District Court for the Southern District of California. The first-filed case is captioned Kangas v. Illumina, Inc. et al., the second-filed case is captioned Roy v. Illumina, Inc. et al., and the third-filed case is captioned Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al. (collectively, the “Actions”). The complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts relating to Illumina’s acquisition of Grail. The complaints seek unspecified damages, interest, fees, and costs. On January 9, 2024, four movants filed motions to consolidate the Actions and to appoint a lead plaintiff (“Lead Plaintiff Motions”). On April 11, 2024, the Court issued an order consolidating the Actions into a single action (captioned in re Illumina, Inc. Securities Litigation No. 23-cv-2082-LL-MMP), and appointed Universal-Investment-Gesellschaft mbH, UI BVK Kapitalverwaltungsgesellschaft mbH, and ACATIS Investment Kapitalverwaltungsgesellschaft mbH as lead plaintiffs. (the “Lead Plaintiffs”). On June 21, 2024, the Lead Plaintiffs filed a consolidated amended complaint. The amended complaint alleges that GRAIL, in addition to Illumina, and certain of their respective current and former directors and others violated sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with Illumina's acquisition of GRAIL and disclosures concerning the same. GRAIL has an indemnification obligation for certain current and former directors and officers involved in the matter pursuant to indemnification agreements entered into by these individuals and GRAIL. On September 13, 2024 the plaintiffs further amended the complaint. On November 12, 2024, the Company moved to dismiss Lead Plaintiffs’ second amended complaint for failure to state a claim under Sections 10(b) and 20(a) of the Exchange Act. Lead Plaintiffs

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
filed their opposition to the motion to dismiss on December 20, 2024, and the Company filed its reply in support of its motion to dismiss on February 3, 2025. On September 26, 2025, the court granted the motion to dismiss for failure to state a claim with leave to amend, and ordered the plaintiffs to file an amended complaint, if any, by October 27, 2025. On October 27, 2025, the Lead Plaintiffs filed their third amended complaint. The Company denies the allegations in the complaints and intends to vigorously defend the litigation. In light of the fact that the lawsuits are in an early stage, the Company cannot predict the ultimate outcome of the suits.
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
The Company is involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to employment matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the unaudited condensed consolidated financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Since litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures. The Company may change its estimates if its assessment of the various factors changes and the amount of ultimate loss may differ from estimates, resulting in a material effect on the Company’s business, financial condition, results of operations, and/or cash flows. As of September 30, 2025, the Company is unable to estimate a range of possible loss in excess of the amounts accrued.
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
In connection with the Spin-Off, Illumina provided the Company with disposal funding in the amount of $932.3 million in accordance with the Separation and Distribution Agreement, which was subject to a clawback feature that lapsed on September 24, 2025.
On June 21, 2024, in connection with the Spin-Off, Illumina and the Company also entered into the Tax Matters Agreement to govern the respective rights, responsibilities and obligations of Illumina and the Company after the Spin-Off with respect to all tax matters and will include restrictions to preserve the tax-free status of the Distribution. The Tax Matters Agreement included a number of restrictions on the Company to preserve the intended tax treatment of the Spin-Off. Breach of any covenant or representation contained in the Tax Matters Agreement will result in liability to specific separation taxes. As of September 30, 2025, as it was not probable that the Company will breach the agreement, no contingent liability was recorded in connection with the Tax Matters Agreement.

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

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(in thousands)	Severance and related benefit costs	Other Costs	Total	Severance and related benefit costs	Other Costs	Total
Research and development	$—	$—	$—	$(47)	$111	$64
Sales and marketing	—	—	—	(83)	—	(83)
General and administrative	—	—	—	(31)	16	(15)
Total	$—	$—	$—	$(161)	$127	$(34)
As of September 30, 2025, the Company had no remaining restructuring liability. The following table summarizes the restructuring-related liabilities:

(in thousands)	Severance and related benefit costs	Other Costs	Total
Amount recorded in accrued liabilities as of December 31, 2024	$806	$222	$1,028
Restructuring charges (adjustments), net	(161)	127	(34)
Cash payments made	(645)	(349)	(994)
Amount recorded in accrued liabilities as of September 30, 2025	$—	$—	$—

NOTE 11. NET LOSS PER SHARE
Prior to the completion of the Spin-Off from Illumina, the Company had no common shares issued and outstanding. In connection with the Spin-Off, on June 24, 2024, there were 31.0 million shares of GRAIL common stock distributed to Illumina stockholders. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off.
The following table presents the calculation of the Company’s basic and diluted net loss per share to common stockholders:

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator
Net loss	$(88,977)	$(125,688)	$(309,175)	$(1,929,939)
Denominator
Weighted average shares of common stock—basic and diluted	36,124,256	31,880,054	35,415,266	31,326,117
Net loss per share to common stockholders
Basic	$(2.46)	$(3.94)	$(8.73)	$(61.61)
Diluted	$(2.46)	$(3.94)	$(8.73)	$(61.61)

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

	Three and Nine Months Ended
	September 30, 2025	September 30, 2024
Unvested restricted stock units	5,077,509	4,146,221
Employee stock purchase plan	139,692	—
Shares subject to options to purchase common stock	104,315	104,315
Total	5,321,516	4,250,536
NOTE 12. TAXES
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
The worldwide effective income tax rate for the nine months ended September 30, 2025 and September 30, 2024 was 26.03% and 5.45%, respectively. The increase for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily relates to the Company’s 2024 valuation allowance impacts against pre-tax losses prior to the Spin-off.
The effective tax rate was higher than the 21% U.S. federal statutory rate for the nine months ended September 30, 2025, primarily due to state taxes, offset by discrete tax benefits from stock-based compensation.
The Company accounts for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Interest and penalties related to unrecognized tax benefits are included within income tax expense. For the three months ended September 30, 2025, the Company recorded income tax expense related to its Federal and California research and development credits of $0.5 million and $0.3 million, respectively.
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
NOTE 13. SEGMENT INFORMATION
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
The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the three and nine months ended September 30, 2025 and September 30, 2024 is included in the table below:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue:
Screening revenue	$32,807	$25,374	$96,319	$77,076
Development services revenue	3,387	3,278	7,256	10,267
Total revenue	36,194	28,652	103,575	87,343
Costs and operating expenses:
Cost of screening revenue (exclusive of amortization of intangible assets) (1)(2)	15,910	15,970	52,379	45,481
Cost of development services revenue (1)(2)	544	1,442	2,216	3,499
Compensation	53,375	84,733	173,537	257,578
Depreciation and intangible assets amortization expense	37,646	38,630	112,577	114,808
Stock-based compensation	13,868	16,871	43,068	70,980
Professional services	8,831	11,298	27,353	52,459
Cloud computing and information technology	6,416	7,517	19,537	23,619
Clinical studies	7,835	8,048	20,020	39,280
Laboratory supplies and research collaborations	3,242	8,556	10,421	37,631
Facilities	5,517	6,185	16,510	21,344
Other segment expenses (3)	8,301	12,909	35,709	51,948
Goodwill and intangible assets impairment	—	—	28,000	1,420,936
Total costs and operating expenses	161,485	212,159	541,327	2,139,563
Loss from Operations	(125,291)	(183,507)	(437,752)	(2,052,220)
Other income (expense):
Interest income	6,107	11,661	20,695	17,367
Other income (expense), net	466	(561)	(929)	(514)
Benefit from income taxes	29,741	46,719	108,811	105,428
Net Loss	$(88,977)	$(125,688)	$(309,175)	$(1,929,939)
(1) Cost of screening revenue (exclusive of amortization of intangible assets) and cost of development services revenue include stock-based compensation expense. See Note 8 — Stock-Based Compensation for further details.
(2) Cost of screening revenue (exclusive of amortization of intangible assets) and cost of development services revenue include $1.3 million and $4.9 million of depreciation expense for the three and nine months ended September 30, 2025 and $0.6 million and $3.8 million for the three and nine months ended September 30, 2024.
(3) Other segment expenses primarily includes costs related to contractors and temporary labor, marketing expenses, legal expenses, and credit loss expense.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 14. RELATED PARTY TRANSACTIONS
Illumina Purchases and Sales
The Company was a subsidiary of Illumina, Inc. between August 19, 2021 to June 23, 2024. Subsequent to the Spin-Off, Illumina retained a 14.5% stake in the Company. As of September 30, 2025, Illumina held 4,502,126 shares of common stock representing a 12.5% stake in the Company. Illumina is both a customer of the Company and a major supplier of the Company’s reagents and capital equipment. Goods and services transactions with Illumina are invoiced and paid when due.
Goods and services transactions with Illumina have been reflected in the unaudited condensed consolidated financial statements as follows:

(in thousands)	September 30, 2025	December 31, 2024
Accounts receivable	$34	$65
Supplies	975	3,130
Prepaid expenses and other current assets	62	77
Property and equipment, net	1,636	2,227
Accounts payable	54	—
Accrued liabilities	94	104

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Screening revenue	$50	$129	$179	$366
Cost of screening revenue	1,237	3,658	3,924	9,784
Cost of development services revenue	78	143	260	259
Operating expenses—Research and development	973	6,588	2,947	16,700
Operating expenses—General and administrative	—	1	—	104
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

Nine Months Ended
(in thousands)	September 30, 2024
Cash funding received from Illumina	$1,244,300
Total contributions from member, net	$1,244,300
NOTE 15. SUBSEQUENT EVENTS
On October 16, 2025, the Company entered into a stock purchase agreement (the “Samsung Stock Purchase Agreement”), by and among the Company, Samsung C&T Corporation (“Samsung C&T”), Samsung Electronics Singapore Pte. Ltd. (together with Samsung C&T, the “Samsung Investors”) and Samsung Electronics Co., Ltd. (“Samsung Electronics”), providing for the issuance and sale by the Company to the Samsung Investors in a private placement of an aggregate of 1,570,308 shares of GRAIL’s common stock, at a purchase price of $70.05 per share, upon the terms and conditions set forth in the Samsung Stock Purchase Agreement, including closing conditions, for aggregate gross proceeds of approximately $110.0 million (the “Samsung Investment”).
The closing of the Samsung Investment is subject to the satisfaction of certain conditions including, but not limited to, obtaining regulatory approvals and the execution of strategic collaboration agreements by January 31, 2026. See Item 1A. “Risk Factors” for more details. The Company intends to use the net proceeds from the Samsung Investment to fund its commercial activities and reimbursement efforts, as well as for working capital and other general corporate purposes. The Company is subject to a number of obligations described in the Samsung Stock Purchase Agreement. The Samsung Stock Purchase Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the Samsung Investors for liabilities under the Securities Act of 1933, as amended (the “Securities Act”), and other obligations of the parties.
On October 21, 2025, the Company, pursuant to a securities purchase agreement (the “Private Placement Purchase Agreement”) with the purchasers named therein, (each an “Investor”), completed the sale and issuance in a private placement of an aggregate of 2,640,970 shares of GRAIL’s common stock, or, for certain investors in lieu of GRAIL’s common stock, an aggregate 1,998,573 prefunded warrants to purchase shares of GRAIL’s common stock, with an exercise price of $0.001 per share (the “Pre-Funded Warrants”), at a price of $70.05 per share (or per Pre-Funded Warrants in lieu thereof, less the nominal exercise price of $0.001 per share) for aggregate gross proceeds of approximately $325.0 million, before deducting private placement expenses. The Company intends to use the net proceeds from the Private Placement to fund its commercial activities and reimbursement efforts, as well as for working capital and other general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our results of operations and financial condition together with our accompanying unaudited condensed consolidated financial statements and the notes thereto included under Item 1. “Financial Statements”. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and our business and financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K (filed on March 5, 2025) for the year ended December 31, 2024 (“the 2024 Form 10-K”) and the section entitled “Cautionary Statement Concerning Forward-Looking Statements” of this Form 10-Q.

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
Overview
Our Business

We are an innovative commercial-stage healthcare company focused on saving lives and shifting the paradigm in early cancer detection. We believe screening individuals for many types of cancer with a single test represents a significant opportunity to reduce the global burden of cancer. Our Galleri test is a commercially available screening test for early detection of multiple types of cancer, which we termed multi-cancer early detection (“MCED”). We believe Galleri is clinically validated based on the results of its clinical studies completed to date, including the results of its foundational case-control Circulating Cell-free Genome Atlas (“CCGA”) study and interventional PATHFINDER study in the intended use population, which together enrolled more than 21,000 participants. In these studies, Galleri demonstrated an ability to detect a shared cancer signal across more than 50 types of cancer, accurately predict the specific organ or tissue type where the cancer signal originated, and yield high positive predictive values (“PPV”) and low false positive rates, all from a simple blood draw. As announced in May 2025, data from the prevalent screening round of the NHS-Galleri Trial demonstrated consistent performance as compared to PATHFINDER in cancer signal of origin (“CSO”) accuracy and specificity, and substantially higher PPV. In October 2025, performance and safety results from the first approximately 25,000 participants of our PATHFINDER 2 study were presented at the European Society of Medical Oncology (“ESMO”) Congress 2025, which showed a PPV of 61.6%, specificity of 99.6% and CSO accuracy of 92%. In addition, the data demonstrated that adding Galleri to recommended screenings for breast, cervical, colorectal, and lung cancers (USPSTF grade A and B recommendations) led to a more than seven-fold increase in the number of cancers found within a year, and an approximately three-fold increase when added to standard-of-care screening for breast, cervical, colorectal, lung, and prostate cancers (USPSTF grade A, B, and C recommendations).

Galleri results can help guide next steps for diagnosis of cancer by healthcare providers in required follow-up diagnostic testing. The high CSO accuracy demonstrated in our PATHFINDER 2 study led to efficient diagnostic workups. Diagnostic resolution took a median of 46 days, and only 0.6% of all participants had an invasive procedure (159/25,114). Invasive procedures were two times more common in participants with cancer than in those without.

We launched Galleri in the United States in mid-2021. We have sold approximately 420,000 commercial Galleri tests through September 30, 2025, including more than 128,000 in the first nine months of 2025, which have detected some of the most aggressive cancers in early stages including, among others, endometrial, esophageal, gastric, head and neck, liver, pancreatic, and rectal cancers.
Since our inception, we have incurred net losses each year. We incurred net losses of $89.0 million and $125.7 million for the three months ended September 30, 2025 and September 30, 2024, respectively and $309.2 million and $1.9 billion for the nine months ended September 30, 2025 and September 30, 2024, respectively (see “Basis of Presentation” below for a description of applicable fiscal periods). Adjusted EBITDA was $(71.7) million and $(108.2) million for the three months ended September 30, 2025 and September 30, 2024, respectively and $(248.8) million and $(399.5) million for the nine months ended September 30, 2025 and September 30, 2024, respectively. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable U.S. generally accepted accounting principle (“GAAP”) financial measure, information about why we consider Adjusted EBITDA useful and a discussion of the material risks and limitations of these measures, please see “Non-GAAP Financial Measures” below. Substantially all of our net losses resulted from the application of pushdown accounting, including goodwill and intangible assets impairments, amortization of intangible assets, as well as our research and development programs, general and administrative (“G&A”) costs associated with our operations and sales and marketing costs associated with commercializing our products. Additionally, due to the application of pushdown accounting, our balance sheet includes intangible assets recognized by Illumina in connection with their acquisition of us that may be subject to additional impairment over time. We expect to continue to incur operating losses over at least the next several years as we continue to invest in research and development and commercialization of existing products.
Strategic Collaboration with Samsung and $110 million Equity Investment

In October 2025, we announced a strategic collaboration with Samsung C&T Corporation (“Samsung C&T”), Samsung Electronics Singapore Pte. Ltd. (together with Samsung C&T, the “Samsung Investors”) and Samsung Electronics Co., Ltd. (“Samsung Electronics”). As part of this strategic collaboration, we and Samsung C&T intend to work as exclusive partners to commercialize Galleri in Korea and, potentially, other key Asian markets, including Japan and Singapore. In addition, we and Samsung Electronics intend to explore potential additional strategic and operational collaborations, such as supporting longitudinal genomic-lifestyle clinical research and the integration of Samsung Electronics’ health data platform with our technologies and data. The beginning of any strategic collaboration activities with Samsung C&T or Samsung Electronics is subject to negotiation and execution of final agreements.

In connection with this strategic collaboration, we entered into a stock purchase agreement (the “Samsung Stock Purchase Agreement”), with the Samsung Investors and Samsung Electronics, providing for the issuance and sale by us to the Samsung Investors in a private placement of 1,570,308 shares of our common stock, at a purchase price of $70.05 per share, upon the terms and conditions set forth in the Samsung Stock Purchase Agreement, for aggregate gross proceeds of approximately $110.0 million (the “Samsung Investment”).

The closing of the Samsung Investment is subject to the satisfaction of certain conditions including, but not limited to (i) the satisfaction of certain regulatory approvals or clearances, including with respect to the Committee on Foreign Investment in the United States (“CFIUS”); (ii) the execution of a business collaboration agreement by the Company and Samsung C&T by January 31, 2026 relating to, among other things, Samsung C&T’s exclusive right to commercialize the Company’s Galleri test, and obligation not to commercialize any other multi-cancer early detection test, in Korea, the funding of such commercialization by Samsung C&T, and a right of first negotiation for commercial rights to Japan and Singapore (iii) the execution of a strategic and operational collaboration agreement, in the form attached to the Stock Purchase Agreement, by the Company and Samsung Electronics by January 31, 2026, and (iv) certain other customary closing conditions. We are subject to a number of obligations described in the Samsung Stock Purchase Agreement. See Item 1A. “Risk Factors”.
We intend to use the net proceeds from the Samsung Investment to fund our commercial activities and reimbursement efforts, as well as for working capital and other general corporate purposes.

$325 million Private Placement Financing

On October 21, 2025 (the “Closing Date”), we, pursuant to a securities purchase agreement (the “Private Placement Purchase Agreement”) with the purchasers named therein (each an “Investor”), completed the sale and issuance in a private placement of an aggregate of 2,640,970 shares of our common stock, or, for certain investors in lieu of our common stock, an aggregate of 1,998,573 prefunded warrants to purchase shares of our common stock, with an exercise price of $0.001 per share (the “Pre-Funded Warrants”), at a price of $70.05 per Share (or per Pre-Funded Warrants in lieu thereof, less the nominal exercise price of $0.001 per share) (the “Private Placement”) for aggregate gross proceeds of approximately $325.0 million, before deducting private placement expenses. We intend to use the net proceeds from the Private Placement to fund our commercial activities and reimbursement efforts, as well as for working capital and other general corporate purposes.

The Pre-Funded Warrants are immediately exercisable until exercised in full, subject to the Beneficial Ownership Limitation (as described below). The Pre-Funded Warrants include cashless exercise rights. Under the terms of the Pre-Funded Warrants, a holder will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of our common stock beneficially owned by the holder (together with its affiliates, any other persons acting as a group together with the holder or any of the holder’s affiliates) would exceed 4.99% or 9.99%, as applicable (unless an Investor shall have elected otherwise), of the number of shares of our common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased at the holder’s election upon 61 days’ notice to the Company, provided that such percentage may in no event exceed 19.99% (the “Beneficial Ownership Limitation”).

In addition, on October 18, 2025, in connection with the Private Placement Purchase Agreement, we entered into a registration rights agreement (the “Registration Rights Agreement”) with all of the Investors. Pursuant to the Registration Rights Agreement, we agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 30 days after the Closing Date, for purposes of registering the resale of the shares of our common stock and the shares of our common stock issuable upon exercise of the Pre-Funded Warrants purchased in the Private Placement. We agreed to use reasonable best efforts to cause such registration statement to be declared effective by the SEC on the earlier of (a) 60 days after the registration statement is filed or (b) 5 business days after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review.

Prevalent Screening Round Results from the NHS-Galleri Trial

In May 2025, we completed a review of Galleri test performance results in the intervention arm from the prevalent screening round of the registrational NHS-Galleri Trial. The prevalent screening round is the first round of blood draws (of the three total blood draw rounds in the trial) with one year of follow up.

Data from the prevalent screening round showed a substantially higher PPV than that observed in the PATHFINDER study and CSO accuracy and specificity that were consistent with that observed in the PATHFINDER study. In the PATHFINDER study, the results of which were previously published in The Lancet,

Galleri demonstrated a PPV of 43%, CSO accuracy of 88%, and specificity of 99.5%. There were no serious safety concerns in the prevalent screening round of the NHS-Galleri Trial.

The NHS-Galleri Trial is a fully enrolled prospective randomized controlled clinical utility trial of over 140,000 participants between the ages of 50 and 77 at the time of enrollment, to evaluate the implementation of Galleri alongside the existing NHS standard of care screenings. The primary endpoint of the NHS-Galleri Trial is to evaluate Galleri’s ability to move forward the stage of cancer diagnosis relative to standard of care. An analysis of data from the NHS-Galleri Trial will be conducted sequentially across three pre-specified cancer groupings. First, we will assess whether such data demonstrates a statistically significant reduction in stage III and IV cancer in a pre-specified group of 12 cancer types that together represent approximately two-thirds of cancer deaths in the UK and US. If a statistically significant reduction is found, the primary objective of the NHS-Galleri Trial will be met. A subsequent analysis will assess whether the data demonstrates a significant reduction in all routinely staged cancer types other than prostate cancer. If the second evaluation also shows a significant reduction, then all stageable cancers, including prostate, will be analyzed. This stepwise approach concentrates first on cancers where there are the greatest unmet needs and where earlier detection could have the greatest potential impact on outcomes. Secondary endpoints include collecting outcomes reported by participants with a cancer signal detected test over several time points, including an assessment of participants’ anxiety, satisfaction with Galleri, and attitudes regarding standard of care screening. The NHS-Galleri Trial is designed to provide for three blood draws over a two-year period, with the first draw taken at enrollment, plus 12 months additional follow up after the last blood draw. Cancer screening trials designed to show clinical utility are commonly conducted over three years with an annual screening interval, because data can be influenced by the fact that the first screening round detects many prevalent late-stage asymptomatic cancers that have not yet been diagnosed. This and other factors are likely to cause final results of the three year trial to differ from a review of the first round results.

Although the NHS-Galleri Trial is not designed or statistically powered to detect a reduction in cancer-specific mortality, we believe the trial will provide relevant insights, including through modeled benchmarking against NHS cancer patients and a novel “nested mortality” analysis that focuses on where screening would confer benefit—among test-positive individuals—by retrospectively testing stored samples from control participants who are later diagnosed with cancer. In addition, observed cancer-specific mortality will be reported at three and six years after the final screen.

We plan to submit data from the prevalent screening round of the NHS-Galleri trial, the first 25,000 participants in the PATHFINDER 2 study, and a bridging analysis (comparing and measuring concordance of the version of Galleri used in the PATHFINDER 2 study and the NHS-Galleri Trial with the updated version of the Galleri test that we plan to submit to the FDA for premarket approval) as part of our PMA in the first quarter of 2026. Final clinical utility results from all three years of the trial are expected in mid-2026.

Results from the PATHFINDER 2 Registrational Study

PATHFINDER 2 is a prospective, multi-center, interventional study evaluating the safety and performance of Galleri in a population of individuals aged 50 years and older who are eligible for guideline-recommended cancer screening in the United States. PATHFINDER 2 was initiated in 2021 and includes 35,878 adults in the United States and Canada aged 50 years and older with no clinical suspicion of cancer. In June 2025, we announced positive top-line performance and safety results from a pre-specified analysis of the first 25,578 participants in the registrational study.

In October 2025, performance and safety results from the first approximately 25,000 participants of our PATHFINDER 2 study were presented at the European Society of Medical Oncology (“ESMO”) Congress 2025. Data from the analyzable performance cohort of 23,161 participants with 12 months of follow-up demonstrated that adding Galleri to recommended screenings for breast, cervical, colorectal, and lung cancers (USPSTF grade A and B recommendations) led to a more than seven-fold increase in the number of cancers found within a year, and an approximately three times as many cancers when added to standard-of-care screening for breast, cervical, colorectal, lung, and prostate cancers (USPSTF A, B, and C recommendations). Approximately three-quarters of the cancers detected by Galleri do not have standard of care screening options. Approximately 0.9% of participants received a cancer signal detected result. Additionally, among participants who received a cancer signal detected from Galleri and had a confirmed new cancer diagnosis (true positive), more than half (53.5%) of the new cancers detected were stage I or II and more than two-thirds (69.3%) were stage I, II or III.

Data demonstrated a PPV of 61.6%, specificity of 99.6%, resulting in a false positive rate of 0.4%, and CSO accuracy of 92%. The high CSO accuracy led to efficient diagnostic workups, with a median time to diagnostic resolution of 46 days following test results, and only 0.6% of all participants had an invasive procedure, with invasive procedures two times more common in participants with cancer than in those without. Data also demonstrated episode sensitivity, or the ability to detect cancer that could be confirmed within 12 months after the blood draw, was 73.7% for the 12 cancer types that together represent approximately two-thirds of cancer deaths and 40.4% for all cancer types. No serious, study-related adverse events were reported during the diagnostic workup.

We plan to submit the data from the first approximately 25,000 participants in the PATHFINDER 2 study, the prevalent screening round of the NHS-Galleri Trial, and a bridging analysis (comparing and measuring concordance of the version of Galleri used in the PATHFINDER 2 study and the NHS-Galleri Trial with the updated version of the Galleri test that we plan to submit to the FDA for premarket approval) as part of our PMA in the first quarter of 2026.

In 2021, we published modeling data in Cancer Epidemiology, Biomarkers & Prevention (Cancer Epidemiol Biomarkers Prev. 2021; 30:460-8) that estimated the potential impact of MCED testing on mortality reduction based on test performance in our CCGA-2 study and using 2006 to 2015 data from the Surveillance, Epidemiology, and End Results Program of the U.S. National Cancer Institute (“SEER”) for ages 50-79. In applying the results from our PATHFINDER 2 and CCGA-3 studies to this modeling data, we estimate that in a population of approximately 107 million individuals between the ages of 50-79 in the United States, adding Galleri to recommended screenings for breast, cervical, colorectal, and lung cancers (USPSTF A and B recommendations) could result in the detection of an additional approximately 480,000 cancer cases. The updated model shows that the use of Galleri together with standard of care screenings could lead to the detection of three times as many cancer cases overall as compared to standard of care screenings alone, with only approximately 4.6% more incremental false positives. We estimate that identification of many more cancer cases with a limited number of additional false positives would reduce the cost to diagnose one cancer by approximately 65%.

Results from SYMPLIFY Extended Registry Data

In October 2025, we and the University of Oxford announced that positive long-term results from an extended registry follow-up of the SYMPLIFY study were presented at the Early Detection of Cancer Conference (“EDCC”). SYMPLIFY is a prospective multi-center observational study and represents the first large-scale evaluation of an MCED test in symptomatic patients who were referred from the primary care setting due to clinical suspicion of cancer. This patient population represents a distinct patient population from the asymptomatic screening population assessed in the PATHFINDER and PATHFINDER 2 studies and the NHS-Galleri Trial. This study was initiated in July 2021 and completed enrollment in November 2021. The study enrolled 6,238 patients, aged 18 years and older, in England and Wales who were referred for urgent imaging, endoscopy or other diagnostic modalities to investigate symptoms suspicious for possible cancer. Of the total enrolled patients, there were 5,461 evaluable patients who achieved diagnostic resolution. The Company’s test was performed in batches, blinded to clinical outcome, and the test’s cancer signal detected and cancer signal origin prediction results were compared with the diagnosis obtained by standard of care pathways to assess test performance.

The primary analysis of the SYMPLIFY study, previously published in The Lancet Oncology, supported the feasibility of using the Galleri test to assist clinicians with decisions regarding referral from primary care. In that analysis, which followed participants until diagnostic resolution or up to nine months, Galleri demonstrated a PPV of 75.5% and CSO accuracy of 84.8%. Patients reported to have a false positive Galleri result were followed for 24 months in national cancer registries for England and Wales. The updated analysis presented at EDCC showed that 35.4% (28 of 79) of participants initially believed to have a false positive Galleri result were later diagnosed with cancer during the 24 month follow up period. This reduction in false positives to 51 from 79 resulted in an increase of PPV in this symptomatic population to 84.2% from 75.5%, and 27 of these 28 participants had a correct CSO prediction. These updated results demonstrate the importance of continued follow-up after a cancer signal is detected.

Real World Evidence Results

In April 2025, we presented results from more than 100,000 patients at the American Association for Cancer Research Annual Meeting collected in a real-world setting from over 9,000 healthcare providers across the U.S. who ordered Galleri tests and had results returned to their patients. Clinical cancer outcomes were voluntarily provided by ordering providers to GRAIL. In this population, 1,011 patients received a positive Galleri test result. Of those, 459 patients had follow up information reported to us by their provider. 411 of those patients had a completed diagnostic workup, 259 of whom had received their Galleri test for asymptomatic screening. Test performance in these 259 patients was consistent with that observed in our prior clinical studies for asymptomatic screening, with a PPV of the Galleri test of 49% and CSO accuracy of 87%. Because of differences in sample size, age distributions, the limitations of collecting data in a real-world setting through voluntary reporting, the importance of work ups and other factors, these results are not directly comparable to the results of our clinical studies, such as our PATHFINDER or PATHFINDER 2 studies or the prevalent screening round or full trial results of our NHS-Galleri Trial.
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
The Restructuring Plan was substantially completed in the fourth quarter of 2024, and we incurred $18.3 million of total charges through the fourth quarter of 2024, consisting primarily of employee severance, benefits, payroll taxes, and other associated costs. For the three and nine months ended September 30, 2025, we incurred an immaterial amount of restructuring charges.

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
While GRAIL was a subsidiary of Illumina, GRAIL’s fiscal year was the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three months ended September 30, 2025 and September 30, 2024, respectively, were both 13 weeks. Upon the closing of the Spin-Off, GRAIL adopted a fiscal year end of December 31.
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
We have incurred and expect to incur additional costs as a separate public company, and particularly as we transition to a large accelerated filer as of December 31, 2026 and are subject to enhanced reporting and internal control requirements under the Sarbanes-Oxley Act of 2002. These additional costs are primarily related to certain supporting functions that may differ from and be higher than the costs historically incurred or allocated to us.
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
Key Factors Affecting Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•FDA and other regulatory approval and reimbursement. Our performance will be impacted by the extent to which we can secure reimbursement and coverage for Galleri. Prior to broader coverage and reimbursement in the United States, we will continue our work with clinics and health systems to accelerate utilization, and with self-insured employers and health insurers to offer and cover Galleri. Galleri is currently available as a laboratory developed test (“LDT”) in the United States and we have established private reimbursement from a number of self-insured employers and health plans, including coverage from TRICARE, but we do not currently have broader coverage and reimbursement by Medicare or large commercial insurers. While Galleri has not been approved or cleared by the FDA, FDA approval is currently not required to market our test in the United States. We plan to pursue FDA approval to help support broad access for Galleri in the United States. We plan to complete a PMA submission with the FDA in the first quarter of 2026. The timing of this submission is subject to various risks and other factors, including the finalization of our clinical evidence package, including our bridging analyses, and our ongoing discussions with the FDA. Obtaining PMA approval can take several years from the time an application is submitted, if at all. Moreover, the FDA requirements that will govern MCED tests, as well as the breadth and nature of data we must provide the FDA to support the proposed intended use, may be subject to change, and as such it is difficult to predict what information we will need to submit to obtain approval of a PMA from the FDA for a proposed intended use or at all. Moreover, the regulatory requirements surrounding the pathway to PMA for LDTs may be subject to change, including through a recent court decision that has successfully challenged the FDA’s authority to implement medical device requirements with respect to LDTs. We continue to interact with the FDA regarding the data we must provide the FDA to support our PMA submission for the proposed intended use. We believe that FDA approval, if obtained, could unlock coverage from large commercial payors in the United States and we are supporting proposed legislation in the United States to enable coverage of FDA-approved MCED tests by Medicare. If we obtain FDA approval, we expect to pursue inclusion of Galleri in the USPSTF’s guideline recommendation, although such inclusion is not certain even with FDA approval. We believe such inclusion would further increase adoption and market acceptance of our tests. Over time, to the extent Galleri becomes more accessible in the United States, we may opt to reduce pricing in order to access a broader population base and accelerate adoption. In the United Kingdom, we are working with NHS England (the “NHS”) to complete our NHS-Galleri Trial. The NHS will evaluate the final results from the NHS-Galleri Trial, which are expected to be available in mid-2026, before determining whether to implement the Galleri test in the NHS. We believe the decision will include considerations such as NHS budget, political priorities, cost-effectiveness and implementation constraints in addition to an evaluation of the final results. We believe our work with the NHS and data generated from our NHS-Galleri Trial, if favorable, could help facilitate adoption in other single-payor systems around the world and support evidence of clinical utility worldwide.
•International expansion. A component of our long-term growth strategy is to expand our commercial reach internationally. We have expanded our research internationally into the United Kingdom through our partnership with NHS England in the NHS-Galleri Trial, and we expect to launch Galleri in the United Kingdom, subject to the results of our NHS-Galleri Trial. We continue to evaluate international expansion opportunities and we have begun expansion in select additional geographies through distributors, including most recently through our proposed strategic collaboration with Samsung C&T in Korea. We expect to continue selectively engaging with international opportunities over time.

•Continued development of, and competition within, the market for MCED testing. Multi-cancer early detection is a relatively novel technology and the market for MCED tests is evolving. We continue to drive MCED as a solution to one of healthcare’s most important challenges. Our performance depends on the extent to which key stakeholders, including current and potential commercial partners, payors and health systems, regulators, policy makers, academic and community medical centers, and key opinion leaders and advocates, understand and support MCED testing as an effective solution for cancer screening. We make significant efforts to educate these key stakeholders regarding the benefits of MCED and the clinical and economic value of our products, which we believe will continue to drive awareness of MCED and expand the commercial opportunity for our products. Additionally, new MCED products have launched commercially in the second half of 2025. We believe that the addition of new market entrants will help develop the market for MCED testing. However, these competitors will also be targeting similar markets as us and may present clinical or other information, such as test performance information, that differs from our own presentation of similar information. Our ability to differentiate Galleri from other MCED products and any such presented data will be a key factor in our success. We believe we are differentiated by our extensive and robust datasets generated from our clinical studies, our rigorous and objective approach to test development and research, our multidisciplinary capabilities leveraging the power of next-generation sequencing and advanced and trained machine learning algorithms and data science, our robust intellectual property portfolio, and our investment in our facilities and operational workflows. However, certain new market entrants may have greater financial resources, quicker reimbursement timelines, larger sales forces, more successful marketing campaigns, more experience in screening or international commercialization, lower prices or other advantages. Our ability to succeed will depend on our market success. See Item 1A. “Risk Factors”.
•Demand for our products and customer mix. A key factor to our future success is and will be our ability to increase demand for, and sales of, Galleri from new and existing customers. Our commercial strategy is focused on innovative value-oriented partnerships and targets primary care physicians, digital health platforms, health systems, employers, payors, and life insurance providers. As Galleri is not currently broadly reimbursed, our ability to drive demand from these customers is directly linked to our ability to demonstrate the clinical and economic value of our test through clinical validation and real-world experience. As of September 30, 2025, we have entered into commercial partnerships, including with leading digital health platforms, healthcare systems, employers, payors, and life insurance providers, and have established a network of over 16,000 prescribers across the United States in a pre-reimbursement setting. We believe this commercial network represents a significant opportunity to drive further demand for Galleri. The mix of customers from which we generate revenue from period to period has an impact on our revenue and gross margin. Galleri test pricing is generally based on our list price, with discounts across channels that vary based on the size and type of account that is offering the test. For certain customers, we also offer rebates or discounts. Revenue generated from customers with negotiated contractual rates, or with rebates or discounts, is generally lower margin as compared to revenue generated based on list pricing. We expect the number or magnitude of these rates, discounts and rebates to reduce our average selling price (“ASP”) over time. In addition, we have entered into a number of biopharmaceutical research partnerships for our research-use-only (“RUO”) offering under our precision oncology portfolio. Large customers, such as healthcare systems, employers, and biopharmaceutical partners, generally begin using our products by initiating pilots involving a limited number of tests. We believe that our ability to convert these initial pilots into long-term customer relationships has the potential to drive substantial long-term revenue. We also expect to increase demand from new customers through our efforts to further develop the market for MCED testing.

•Investment in clinical studies and innovation to support our strategy and growth. A significant aspect of our business is our investment in research and development and the ongoing evidence generation supporting the clinical performance and utility of Galleri. In particular, we have invested heavily in clinical studies and designed and executed what we believe is the largest clinical program in genomic medicine to date. These studies include: CCGA, NHS-Galleri, PATHFINDER, PATHFINDER 2, REACH/Galleri-Medicare, REFLECTION, STRIVE, SUMMIT, and SYMPLIFY. We have established and maintained a leading voice in conversations regarding the early detection of multiple cancer types in the peer-reviewed literature. We have published data from these studies in high-profile journals and have presented such data at renowned medical conferences. We believe these studies are critical to driving adoption of our tests, as well as favorable coverage decisions, and expect to continue investment in data generation. In addition, we have invested heavily in the development of our methylation platform and extensive technological infrastructure. We expect our research and development expenses to decrease over the next three years as, in conjunction with our portfolio review, we determined to decrease investment in product programs beyond Galleri. Additionally, some of our large clinical trials are moving into the data follow-up phase, an updated commercial version of our Galleri test incorporating an automated platform was deployed in 2024 and we expect that we have substantially completed development of the Galleri test version that we will submit with our PMA. We will continue to prioritize key objectives for Galleri, including finalization of our clinical evidence package and submission of our PMA application.
•Leverage our operational infrastructure. We have made significant investments to build a scalable infrastructure capable of meeting significant demand of up to one million tests per year while satisfying applicable certification and licensing requirements and accreditation standards. Our Durham, North Carolina facility is CAP-accredited and CLIA-certified. In addition, we engineered custom technology infrastructure and cloud-based tools to enable scalable data collection and analysis capabilities. With this foundational infrastructure in place, we have been able to generate scale efficiencies as the volume of tests sold has increased. As demand for our products increases, we expect to further leverage the scale efficiencies of our infrastructure and platform technology, which we believe will positively impact margins over time. In late 2024, we began using an updated commercial version of Galleri in commercial channels. This version incorporates an industrial scale platform with significant automation and is intended to enable us to scale more efficiently with future demand. In connection with implementation of this new version of Galleri, we have experienced and may continue to experience increased turnaround times, re-processing costs and sample failures. We continually monitor and evaluate laboratory operations and performance in an effort to achieve our intended sample processing metrics and costs; however from time to time, processing issues may arise that could impact our operations. In the future, it is possible that we may invest significant amounts in infrastructure to support new products or existing products in new markets.
While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See the “Risk Factors” section of our 2024 Form 10-K and Item 1A. “Risk Factors” of this Form 10-Q, alongside other information set forth in this Form 10-Q and in other documents that we file with the SEC, for more information. Seasonal fluctuations and underlying business trends have also affected, and are likely to continue to affect, our business. We may experience this seasonality, in particular in the third quarter due to primary care physician and patient summer vacation period, with relatively lower volume in the first and third quarters, and relatively higher volume in the second and fourth quarters. These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Components of Results of Operations
Screening Revenue
We currently derive screening revenue through the sale of Galleri primarily within the United States and primarily through primary care physicians, health systems, employers, payors, and life insurance providers. Galleri is not currently broadly reimbursed. Galleri test pricing is generally based on our list price, with discounts across channels that vary based on the size and type of account that is offering the test. For certain customers, we also offer rebates or discounts. We identify each sale of our test to our customer as a single performance obligation; therefore, revenue is recognized at the point of time when the test result report is delivered. For self-pay patients, we have concluded that an implied contract exists, however the transaction price for the implied contract represents variable consideration as there are situations in which we do not expect to collect the full invoiced amounts from self-pay patients due to price concessions. We utilize the expected value approach to estimate the transaction price and apply a constraint for such variable consideration, on a portfolio basis. We monitor the estimated amounts to be collected at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required.
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

Research and Development
Research and development expenses include costs incurred to develop our technology (prior to establishing technological feasibility), collect clinical samples, and conduct clinical studies to develop and support our products. These costs consist of personnel costs, including salaries, benefits, and stock-based compensation expense associated with our research and development personnel, costs associated with setting up and conducting clinical studies at domestic and international sites, laboratory supplies, consulting costs, depreciation, and allocated overhead including facilities and information technology expenses, which we do not allocate by product. We expense both internal and external research and development costs in the periods in which they are incurred. Nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities are deferred and recognized as expenses in the period in which the related goods are delivered or services are performed. We expect our research and development expenses to decrease over the next three years as, in conjunction with our portfolio review, we determined to decrease investment in product programs beyond Galleri. Additionally, some of our large clinical studies and development of our automated platform are expected to substantially conclude in this period.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs, including salaries, benefits and stock- based compensation expense, consulting costs, allocated overhead including facilities and information technology expenses, and travel associated with our commercial organization. Also included are costs associated with advertising programs that consist of brand and product awareness activities and trade events and conferences. Sales and marketing expense also includes amortization of the trade name intangible asset that was recognized upon the Acquisition, which has been recorded in our financial statements as a result of the application of pushdown accounting. The cost of identifiable intangible assets with finite lives, such as trade names, are amortized on a straight-line basis over the assets’ respective estimated useful lives of 9 years. We expect our sales and marketing expenses to remain flat-to-increasing and continue to decrease as a percentage of revenue over the next three years and long term.
General and Administrative
G&A expenses consist of personnel expenses, including salaries, benefits and stock-based compensation expenses, for executive, finance and accounting, legal, human resources, business development, corporate communications, medical affairs and management information systems personnel. Also included are professional fees, legal costs, including patent and trademark-related expenses and educational activities. The related party amount in the prior year period represents allocated stock administration expenses from Illumina. We have incurred and will incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, director and officer insurance premiums, investor relations activities, and other expenses related to administrative and professional services. We expect our G&A expenses to remain flat-to-increasing and continue to decrease as a percentage of revenue over the next three years and long term.
Goodwill and Intangible Assets Impairments
Upon the Acquisition, excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, was recognized by Illumina as goodwill. As a result of the application of pushdown accounting, the separately issued financial statements of GRAIL reflect the goodwill recorded by Illumina upon the Acquisition.
We evaluate intangible assets for impairment annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. See Note 4 — Goodwill and Intangible Assets included in this Form 10-Q.
Interest Income
Interest income consists primarily of interest income earned on our cash, cash equivalents, and short-term marketable securities.

Other Income (Expense), Net
Other income (expense), net primarily consists of foreign currency gains and losses as a result of our intercompany agreements.
Benefit from Income Taxes
Upon closing of the Acquisition, as a wholly owned subsidiary of Illumina, we were no longer subject to U.S. income tax on a standalone basis and U.S. income tax was combined into Illumina’s consolidated income tax return as a subsidiary of Illumina. However, for financial statement purposes, between the closing of the Acquisition and the Spin-Off, we elected to compute our income tax provision, including current and deferred taxes, as if we filed a separate income tax return and were not included in Illumina’s consolidated return for the period GRAIL was owned by Illumina. Including the provision for income taxes in our standalone financials is more representative of our financial position as a standalone company. As such, the income tax provisions and related deferred tax assets and liabilities reflected in our financial statements for the periods prior to the Spin-Off have been estimated as if we were a separate taxpayer.
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
As of the Spin-off, the Company is no longer a subsidiary of Illumina and computes its tax provision in accordance with ASC 740 and has computed the income tax provision, including the current and deferred taxes under Grail, Inc., as a publicly traded company.

Results of Operations
Comparisons of the Three and Nine Months Ended September 30, 2025 and September 30, 2024
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue:
Screening revenue	$32,807	$25,374	$96,319	$77,076
Development services revenue	3,387	3,278	7,256	10,267
Total revenue	36,194	28,652	103,575	87,343
Costs and operating expenses:
Cost of screening revenue (exclusive of amortization of intangible assets)	15,910	15,970	52,379	45,481
Cost of development services revenue	544	1,442	2,216	3,499
Cost of revenue — amortization of intangible assets	33,473	33,473	100,417	100,417
Research and development	48,647	78,231	148,898	274,052
Sales and marketing	25,503	35,625	89,021	123,433
General and administrative	37,408	47,418	120,396	171,745
Goodwill and intangible impairment	—	—	28,000	1,420,936
Total costs and operating expenses	161,485	212,159	541,327	2,139,563
Loss from operations	(125,291)	(183,507)	(437,752)	(2,052,220)
Other income:
Interest income	6,107	11,661	20,695	17,367
Other income (expense), net	466	(561)	(929)	(514)
Total other income, net	6,573	11,100	19,766	16,853
Loss before income taxes	(118,718)	(172,407)	(417,986)	(2,035,367)
Benefit from income taxes	29,741	46,719	108,811	105,428
Net loss	$(88,977)	$(125,688)	$(309,175)	$(1,929,939)
Comparison of the Three Months Ended September 30, 2025 and September 30, 2024
Revenue

	Three Months Ended		Change
(in thousands)	September 30, 2025	September 30, 2024	$	%
Screening revenue	$32,807	$25,374	$7,433	29%
Screening Revenue
The increase in screening revenue of $7.4 million was primarily attributable to a 39% increase in Galleri sales volume, partially offset by a 7% decrease in ASP. The Galleri sales volume increased in the third quarter of 2025 as a result of the continued ramp in our commercial activity, expansion of our network of ordering providers, additional commercial partnerships and new promotional campaigns.
Cost of Screening Revenue (Exclusive of Amortization of Intangible Assets)

	Three Months Ended		Change
(in thousands)	September 30, 2025	September 30, 2024	$	%
Cost of screening revenue (exclusive of amortization of intangible assets)	$15,910	$15,970	$(60)	—%
The cost of screening revenue (excluding amortization of intangible assets) remained flat, primarily due to an increase in test volume offset by lower variable cost per sample of Galleri testing performed on our automated platform and a clinical validation activity, which resulted in higher fixed costs being allocated to operating expenses.
Cost of screening revenue (exclusive of amortization of intangible assets) as a percent of screening revenue decreased 14%, mainly due to lower costs of Galleri testing performed on our automated platform, partially offset by the 7% decrease in ASP and higher sample reprocessing costs.
Research and Development
Research and development expenses for the three months ended September 30, 2025 and September 30, 2024 were as follows:

	Three Months Ended		Change
(in thousands)	September 30, 2025	September 30, 2024	$	%
Compensation expenses	$24,437	$43,317	$(18,880)	(44%)
Clinical studies	7,835	8,048	(213)	(3)%
Laboratory supplies and research collaboration expenses	3,242	8,556	(5,314)	(62%)
Allocated expenses	6,050	8,905	(2,855)	(32)%
Depreciation expenses	2,498	2,648	(150)	(6%)
Other expenses	4,585	6,757	(2,172)	(32)%
Total research and development	$48,647	$78,231	$(29,584)	(38%)
The decrease in research and development expenses of $29.6 million was primarily attributable to decreases in compensation expenses, laboratory supplies and research collaboration expenses, allocated expenses, and other expenses.
The decrease of $18.9 million in compensation expenses was primarily related to a decrease of $8.8 million in severance and benefits, a decrease of $8.7 million in salaries and wages, and a decrease of $2.5 million in stock-based compensation primarily due to the reduction in workforce related to the Restructuring Plan, partially offset by an increase of $1.1 million in variable compensation expense primarily due to the one-time benefit recorded in the prior period related to the Restructuring Plan.
The decrease in laboratory supplies and research collaboration expenses of $5.3 million was primarily driven by the substantial completion of the development and validation of our automated platform at the end of 2024 as well as the completion of enrollment in our PATHFINDER 2 study and completion of final study visits in our NHS-Galleri Trial.
The decrease of $2.9 million in allocated expenses was primarily attributable to ongoing cost reduction efforts, which resulted in lower software, IT, and facilities expenses being allocated to the research and development function.
The decrease of $2.2 million in other expenses was primarily driven by a $0.8 million decrease in the use of contractors and temporary labor, a decrease of $0.7 million in cloud computing, and a decrease of $0.6 million in professional services due to cost optimization efforts.
Sales and Marketing

	Three Months Ended		Change
(in thousands)	September 30, 2025	September 30, 2024	$	%
Sales and marketing	$25,503	$35,625	$(10,122)	(28%)
The decrease in sales and marketing expenses of $10.1 million was primarily attributable to a decrease of $7.6 million in compensation expenses primarily related to a decrease in severance and benefits of $4.8 million and a decrease in salaries and wages of $3.2 million primarily due to the reduction in workforce related to the Restructuring Plan, partially offset by an increase of $0.4 million primarily related to variable compensation expense due to the one-time benefit recorded in the prior period related to the Restructuring Plan. Third-party marketing professional services expenses decreased by $2.2 million due to cost optimization efforts.
General and Administrative

	Three Months Ended		Change
(in thousands)	September 30, 2025	September 30, 2024	$	%
General and administrative	$37,408	$47,418	$(10,010)	(21%)
The decrease in general and administrative expenses of $10.0 million was primarily attributable to a decrease of $6.7 million in compensation expenses primarily related to a decrease of $5.6 million in severance and benefits and a decrease of $1.5 million in salaries and wages due to the reduction in workforce related to the Restructuring Plan, partially offset by an increase of $0.9 million in variable compensation due to the one-time benefit recorded in the prior period related to the Restructuring Plan. Legal and professional services expenses decreased by $2.5 million primarily due to lower outside counsel and litigation related spend and consulting fees. Costs associated with the use of contractors and temporary labor decreased by $2.2 million due to cost optimization efforts. Other general and administrative costs increased by $1.4 million primarily due to increases in allocated expenses primarily due to changes in headcount resulting from the reduction in workforce related to the Restructuring Plan.
Interest Income

	Three Months Ended		Change
(in thousands)	September 30, 2025	September 30, 2024	$	%
Interest income	$6,107	$11,661	$(5,554)	(48%)
The decrease in interest income of $5.6 million was primarily driven by a decrease in interest earned on our money market funds and short-term marketable securities primarily due to decreases in the average balance on hand and a decrease in interest yield.
Other Income (Expense)

	Three Months Ended		Change
(in thousands)	September 30, 2025	September 30, 2024	$	%
Other income (expense), net	$466	$(561)	$1,027	(183%)
The increase in other income of $1.0 million was primarily a result of the fluctuation of foreign currency exchange rates.
Benefit from Income Taxes

	Three Months Ended		Change
(in thousands)	September 30, 2025	September 30, 2024	$	%
Benefit from income taxes	$29,741	$46,719	$(16,978)	(36%)
The decrease in benefit from income taxes of $17.0 million was primarily driven by the decrease in the loss before income taxes for the three months ended September 30, 2025 when compared to the loss before income taxes for the three months ended September 30, 2024.
Comparison of the Nine Months Ended September 30, 2025 and September 30, 2024
Revenue

	Nine Months Ended		Change
(in thousands)	September 30, 2025	September 30, 2024	$	%
Screening revenue	$96,319	$77,076	$19,243	25%
Development services revenue	7,256	10,267	(3,011)	(29%)
Total revenue	$103,575	$87,343	$16,232	19%
Screening Revenue
The increase in screening revenue of $19.2 million was primarily attributable to a 33% increase in Galleri sales volume, partially offset by a 6% decrease in ASP. The Galleri sales volume increased in the first nine months of 2025 as a result of the continued ramp in our commercial activity and partnerships, expansion of our network of ordering providers, and new promotional campaigns.
Development Services Revenue
The decrease in development services revenue of $3.0 million was primarily due to a decrease of $1.9 million in revenue from pilots with biopharmaceutical partners, a decrease of $0.5 million in revenue earned from research services, and a decrease of $0.5 million in other services revenue.
Cost of Screening Revenue (Exclusive of Amortization of Intangible Assets)

	Nine Months Ended		Change
(in thousands)	September 30, 2025	September 30, 2024	$	%
Cost of screening revenue (exclusive of amortization of intangible assets)	$52,379	$45,481	$6,898	15%
The increase in cost of screening revenue (exclusive of amortization of intangible assets) of $6.9 million was primarily due to an increase in test volume.

Cost of screening revenue (exclusive of amortization of intangible assets) as a percent of screening revenue decreased 5% mainly due to the reduction in variable costs of Galleri testing performed on our automated platform, partially offset by a 6% decrease in ASP and higher sample reprocessing costs.

Cost of Development Services Revenue

	Nine Months Ended		Change
(in thousands)	September 30, 2025	September 30, 2024	$	%
Cost of development services revenue	$2,216	$3,499	$(1,283)	(37%)
The decrease in cost of development services revenue of $1.3 million was primarily attributable to a decrease in other services revenue and development services projects completed during the periods.
Research and Development
Research and development expenses for the nine months ended September 30, 2025 and September 30, 2024 were as follows:

	Nine Months Ended		Change
(in thousands)	September 30, 2025	September 30, 2024	$	%
Compensation expenses	$78,125	$138,398	$(60,273)	(44%)
Clinical studies	20,020	39,280	(19,260)	(49%)
Allocated expenses	18,737	28,985	(10,248)	(35)%
Laboratory supplies and research collaboration expenses	10,421	37,631	(27,210)	(72%)
Depreciation expenses	7,904	8,695	(791)	(9%)
Other expenses	13,691	21,063	(7,372)	(35%)
Total research and development	$148,898	$274,052	$(125,154)	(46%)
The decrease in research and development expenses of $125.2 million was primarily attributable to decreases in compensation expenses, laboratory supplies and research collaboration expenses, clinical study expenses, allocated expenses, and other expenses.
The decrease of $60.3 million in compensation expenses was primarily related to a decrease of $34.8 million in salaries and wages, a decrease of $15.8 million in stock-based compensation, a decrease of $8.0 million in severance and benefits, and a decrease of $1.7 million in variable compensation expense primarily due to the reduction in workforce related to the Restructuring Plan.
The decrease in clinical studies of $19.3 million was primarily attributable to a decrease of $22.3 million primarily related to completion of enrollment in our PATHFINDER 2 study and completion of final study visits in our NHS-Galleri Trial, partially offset by an increase of $3.0 million due to enrollment in our REACH/Galleri-Medicare study.
The decrease of $10.2 million in allocated expenses was primarily attributable to ongoing cost reduction efforts, which resulted in lower software, IT, and facilities expenses being allocated to the research and development function, as well as reduced headcount.
The decrease in laboratory supplies and research collaboration expenses of $27.2 million was primarily driven by the substantial completion of the development and validation of our automated platform at the end of 2024 as well as the completion of enrollment in our PATHFINDER 2 study and completion of final study visits in our NHS-Galleri Trial.
The decrease of $7.4 million in other expenses was primarily driven by a decrease of $3.0 million in the use of contractors and temporary labor, a decrease of $2.2 million in professional services, and a decrease of $1.6 million in cloud computing expenses due to cost optimization efforts.

Sales and Marketing

	Nine Months Ended		Change
(in thousands)	September 30, 2025	September 30, 2024	$	%
Sales and marketing	$89,021	$123,433	(34,412)	(28)%
The decrease in sales and marketing expenses of $34.4 million was primarily attributable to a decrease of $26.5 million in compensation expenses primarily related to a decrease in salaries and wages of $17.2 million, a decrease in severance and benefits of $4.8 million, and a decrease in stock-based compensation of $4.5 million primarily due to the reduction in workforce related to the Restructuring Plan. Third-party marketing professional services expenses decreased by $6.5 million due to cost optimization efforts. Other expenses decreased by $1.4 million primarily driven by decreases in the use of contractors and temporary labor as well as reductions in allocated expenses due to cost optimization efforts.

General and Administrative

	Nine Months Ended		Change
(in thousands)	September 30, 2025	September 30, 2024	$	%
General and administrative	$120,396	$171,745	$(51,349)	(30%)
The decrease in general and administrative expenses of $51.3 million was primarily attributable to decreases in legal and professional services expenses and compensation related expenses. Legal and professional services expenses decreased by $24.1 million primarily due to no longer incurring legal and professional service fees related to compliance with the European Commission hold separate order and transaction costs related to our Spin-Off, completed on June 24, 2024. Compensation expenses decreased by $23.4 million primarily related to a decrease in salaries and wages of $9.7 million, a decrease in stock-based compensation of $7.6 million, and a decrease in severance and benefits of $6.1 million primarily due to the reduction in workforce related to the Restructuring Plan. Costs associated with the use of contractors and temporary labor decreased by $5.8 million due to cost optimization efforts. Other general and administrative costs increased by $2.0 million primarily due to increases in allocated expenses primarily driven by changes in headcount resulting from the reduction in workforce related to the Restructuring Plan.
Goodwill and Intangible Impairment

	Nine Months Ended		Change
(in thousands)	September 30, 2025	September 30, 2024	$	%
Goodwill and intangible impairment	$28,000	$1,420,936	$(1,392,936)	(98%)
Goodwill and intangible impairment decreased $1.4 billion due to a goodwill impairment charge of $888.9 million resulting from the difference between the carrying value of our reporting unit and its fair value and an IPR&D impairment charge of $532 million resulting from the difference between the Company’s IPR&D carrying value and its estimated fair value, recognized during the second quarter of 2024, partially offset by an IPR&D impairment charge of $28 million resulting from the difference between the Company’s IPR&D carrying value and its estimated fair value recognized during the third quarter of 2025.

Interest Income

	Nine Months Ended		Change
(in thousands)	September 30, 2025	September 30, 2024	$	%
Interest income	$20,695	$17,367	$3,328	19%
The increase in interest income of $3.3 million was primarily driven by an increase in interest earned on our money market funds and short-term marketable securities primarily due to an increase in the average balance on hand.
Benefit from Income Taxes

	Nine Months Ended		Change
(in thousands)	September 30, 2025	September 30, 2024	$	%
Benefit from income taxes	$108,811	$105,428	$3,383	3%
The increase in benefit from income taxes of $3.4 million was primarily driven by the increase in effective tax rate for the nine months ended September 30, 2025 when compared to the effective tax rate for the nine months ended September 30, 2024. The increase in effective tax rate for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily relates to the Company’s 2024 valuation allowance impacts against pre-tax losses prior to the Spin-off.
Non-GAAP Financial Measures
In addition to our results provided throughout this Form 10-Q that are determined in accordance with GAAP, this Form 10-Q also includes the following non-GAAP financial measures for the three and nine months ended September 30, 2025 and September 30, 2024, which information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes included elsewhere in this Form 10-Q:
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

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Gross loss (1)	$(13,733)	$(22,233)	$(51,437)	$(62,054)
Amortization of intangible assets	33,473	33,473	100,417	100,417
Stock-based compensation	271	578	1,450	1,522
Adjusted Gross Profit	$20,011	$11,818	$50,430	$39,885
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

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss	$(88,977)	$(125,688)	$(309,175)	$(1,929,939)
Adjusted to exclude the following:
Interest income	(6,107)	(11,661)	(20,695)	(17,367)
Benefit from income tax expense	(29,741)	(46,719)	(108,811)	(105,428)
Amortization of intangible assets (1)	34,583	34,583	103,750	103,750
Depreciation	4,399	4,647	13,686	14,865
Goodwill and intangible impairment (2)	—	—	28,000	1,420,936
Illumina/GRAIL merger & divestiture legal and professional services costs (3)	—	226	—	22,158
Stock-based compensation(4)	14,139	17,449	44,518	72,502
Restructuring(5)	—	19,007	(34)	19,007
Adjusted EBITDA	$(71,704)	$(108,156)	$(248,761)	$(399,516)
1.Represents amortization of intangible assets, including developed technology and trade names.
2.Reflects impairment of goodwill and intangible assets recognized as a result of the Acquisition.
3.Represents legal and professional services costs associated with the Acquisition and corresponding antitrust litigation, including compliance with the hold separate arrangements imposed by the European Commission, and legal and professional services costs associated with the divestiture.
4.Represents all stock-based compensation recognized on our standalone financial statements for the periods presented.
5.Represents employee severance, benefits, payroll taxes, and other costs associated with the Restructuring Plan.

Liquidity and Capital Resources
Sources of Liquidity
From inception through the closing date of Illumina’s acquisition of GRAIL, we had funded our operations primarily through the sale and issuance of redeemable convertible preferred stock and receipt of continuation payments from Illumina. Post- Acquisition until completion of the Spin-Off, we received funding on a quarterly basis directly from Illumina. While we generate revenue from screening and development services, these revenues have not been sufficient to fund all operations. On June 21, 2024, in connection with the Spin-Off we received a cash contribution of $932.3 million from Illumina. As of September 30, 2025, our cash and cash equivalents totaled $126.9 million and our short-term marketable securities totaled $413.2 million.
On October 16, 2025, the Company entered into the Samsung Stock Purchase Agreement relating to the Samsung Investment, with expected aggregate gross proceeds of approximately $110.0 million. We intend to use the net proceeds from the Samsung Investment to fund our commercial activities and reimbursement efforts, as well as for working capital and other general corporate purposes.
The closing of the Samsung Investment is subject to the satisfaction of certain conditions including, but not limited to obtaining regulatory approvals and the execution of strategic collaboration agreements by January 31, 2026. We are subject to a number of obligations described in the Samsung Stock Purchase Agreement. See Item 1A. “Risk Factors”.

On October 21, 2025, we completed the Private Placement for aggregate gross proceeds of approximately $325.0 million, before deducting private placement expenses. We intend to use the net proceeds from the Private Placement to fund our commercial activities and reimbursement efforts, as well as for working capital and other general corporate purposes.

Future Funding Requirements
We began generating revenue in mid-2021, but we have continued to incur significant losses and negative cash flows from operations. Subsequent to the acquisition of GRAIL by Illumina, we have incurred net losses of $10.1 billion which include charges for impairment of goodwill and intangible assets and amortization of intangible assets. We expect to continue to incur operating losses over at least the next several years as we continue to invest in research and development and seek to achieve broad reimbursement of our current commercialized products. We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our working capital and capital expenditure needs into 2030, as of the date of this Form 10-Q. However, we anticipate that we will need to raise additional financing in the future to fund our operations. Our future capital requirements will depend on many factors, including the timing and extent of spending to support commercialization and pipeline product development, market acceptance of our products prior to broad reimbursement, and the timing of broad reimbursement. We are subject to typical risks associated with an early-stage commercial company and are developing the market for multi-cancer early detection. We may encounter complications with executing our business plans that may cause unforeseen expenses and adversely affect our business.
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
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024

Net cash used in operating activities	$(235,222)	$(483,666)
Net cash provided by (used in) investing activities	151,653	(4,905)
Net cash provided by financing activities	—	1,244,300
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(148)	228
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(83,717)	$755,957
Generally, our net cash provided by financing activities is used to fund our day to day operating activities. First quarter operating cash requirements are generally higher due to payment in the first quarter of our annual bonuses accrued during the prior year. During the nine months ended September 30, 2025 and September 30,

2024, cash paid for annual bonuses accrued during the prior year was $24.2 million and $25.9 million, respectively.
Net Cash Used in Operating Activities
During the nine months ended September 30, 2025, net cash used in operating activities consisted of a net loss of $309.2 million offset by non-cash charges of $66.4 million and cash provided by changes in our operating assets and liabilities of $7.5 million. The non-cash adjustments primarily consisted of depreciation and amortization of $117.4 million, stock-based compensation expense of $44.5 million, and intangible impairment expense of $28.0 million, which was partially offset by a non-cash benefit of $108.8 million relating to deferred taxes and amortization of discount on marketable securities of $16.6 million. Changes in operating assets and liabilities was predominantly driven by a decrease in accounts receivable of $3.5 million, a decrease in prepaids and other current assets of $3.3 million, an increase in accrued and other liabilities of $0.9 million, a decrease in net operating lease assets and liabilities of $0.8 million, and a decrease in supplies of $0.5 million, partially offset by a decrease in accounts payable of $1.4 million.
During the nine months ended September 30, 2024, net cash used in operating activities consisted of a net loss of $1.9 billion, $53.8 million cash payments for equity awards, and cash used by changes in our operating assets and liabilities of $7.9 million, partially offset by non-cash charges of $1.5 billion. The non-cash adjustments primarily consisted of goodwill and intangible impairment expense of $1.4 billion, depreciation and amortization of $118.6 million and stock-based compensation expense of $72.5 million, which was partially offset by a non-cash benefit of $105.0 million relating to deferred taxes. Changes in operating assets and liabilities was predominantly driven by a decrease in accounts payable of $12.2 million, an increase in prepaids and other current assets of $1.3 million, partially offset by an increase in accrued and other liabilities of $1.8 million, a decrease in accounts receivable of $1.7 million, a decrease in net operating lease assets and liabilities of $1.5 million, and a decrease in supplies of $0.5 million.
Net Cash Provided by (Used in) Investing Activities
During the nine months ended September 30, 2025, net cash provided by investing activities primarily consisted of proceeds from maturities of marketable securities of $894.4 million, partially offset by purchases of marketable securities of $741.9 million and $0.8 million for capital expenditures primarily related to purchases of machinery and equipment for use in our laboratories.
During the nine months ended September 30, 2024, net cash used in investing activities primarily consisted of $4.9 million for capital expenditures primarily related to purchases of machinery and equipment for use in our laboratories.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2025, there was no cash provided by or used in financing activities.
During the nine months ended September 30, 2024, net cash provided by financing activities primarily consisted of $1.2 billion in funding received from Illumina.
Material Cash Requirements
With the exception of future cash requirements associated with our Sunnyvale, California lease, there have been no material changes to our material cash requirements from those disclosed in our 2024 Form 10-K. The 11-year lease term for our Sunnyvale, California lease will commence on October 1, 2026. We expect the lease commencement date for accounting purposes to be in the first half of 2026. See Note 7 — Leases for more information regarding this lease. The aggregate expected additional future payments under the Sunnyvale, California lease are $62.1 million, of which $0.5 million is payable within one year. Refer to Notes 8 and 9 to our Consolidated Financial Statements of our 2024 Form 10-K for a discussion of our operating lease obligations and purchase commitments, respectively.

Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based on our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies and estimates from those disclosed within the consolidated financial statements for the year ended December 31, 2024 included in our 2024 Form 10-K, except as described below.
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
Indefinite-Lived Intangible Assets Impairment
Indefinite-lived intangible assets consist of GRAIL’s IPR&D and were measured by Illumina at fair value as of the Closing Date. We test indefinite-lived intangible assets for impairment annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Indefinite-lived intangible assets are considered to be impaired when the carrying value of a reporting unit or asset exceeds its fair value. The estimates and assumptions used in our assessment represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. For the indefinite-lived intangible assets impairment analysis performed during the second quarter of 2025, the discount rate estimate was derived from the American Institute of Certified Public Accountants (“AICPA”) Accounting and Valuation Guide. The assumptions used are inherently subject to uncertainty and we note that small changes in these assumptions could have a significant impact on the concluded value.
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

We will remain an emerging growth company (“EGC”) until the earliest to occur of the following: (i) the last day of the fiscal year in which our total annual gross revenues first meet or exceed at least $1.235 billion (as adjusted for inflation), (ii) the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt, (iii) the last day of the fiscal year in which we (a) have an aggregate worldwide market value of common stock held by non-affiliates of $700 million or more (measured at the end of each fiscal year) as of the last business day of our most recently completed second fiscal quarter and (b) have been a reporting company under the Exchange Act for at least one year (and have filed at least one annual report under the Exchange Act and are not smaller reporting company), or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act.
Recent Accounting Pronouncements
See Note 2 — Summary Of Significant Accounting Policies to our unaudited Condensed Consolidated Financial Statements included in Item 1. Financial Statements for details of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are exposed to market risk related to changes in interest rates related primarily to our cash, cash equivalents and marketable securities. We had cash and cash equivalents of $126.9 million as of September 30, 2025, which consisted primarily of bank deposits and money market funds. As of September 30, 2025, we had short-term marketable securities of $413.2 million. Our short-term marketable securities are held in U.S. government treasury bills. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. The primary objective of our investment activities is to preserve capital to fund our operations. We do not enter into investments for trading or speculative purposes.
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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Form 10‑Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
For information with respect to Legal Proceedings, see Note 9 — Legal And Regulatory Proceedings to our unaudited condensed consolidated financial statements included in this Form 10-Q.
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K. The risks and uncertainties disclosed in such Annual Report and in this Form 10-Q could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price.
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
The Samsung Investment is subject to closing conditions, including conditions beyond our control, and no assurance can be given that closing will take place on the timeline currently anticipated, or at all, or that we will achieve our goals under the definitive agreements to be entered into with Samsung C&T and/or Samsung Electronics. Any failure to close the Samsung Investment or achieve such goals could adversely impact our business, financial conditions, results of operations and liquidity.
On October 16, 2025, we entered into a stock purchase agreement (the “Samsung Stock Purchase Agreement”) with Samsung C&T Corporation (“Samsung C&T”), Samsung Electronics Singapore Pte. Ltd. (together with Samsung C&T, the “Samsung Investors”) and Samsung Electronics Co., Ltd. (“Samsung Electronics”), providing for the issuance and sale by us to the Samsung Investors in a private placement of an aggregate of 1,570,308 shares of our common stock, at a purchase price of $70.05 per share, upon the terms and conditions set forth in the Samsung Stock Purchase Agreement (the “Samsung Investment”). The Samsung Investment is subject to the satisfaction of certain closing conditions set forth in the Samsung Stock Purchase Agreement, including, but not limited to: (i) the satisfaction of certain regulatory approvals or clearances, including with respect to the Committee on Foreign Investment in the United States (“CFIUS”); (ii) the execution of a business collaboration agreement between us and Samsung C&T by January 31, 2026 relating to, among other things, Samsung C&T’s exclusive right to commercialize our Galleri test, and obligation not to commercialize any other multi-cancer early detection test, in Korea, the funding of such commercialization by Samsung C&T, a right of first negotiation for commercial rights to Japan and Singapore and commencement conditions with respect to negotiating and implementing a Korea-based laboratory; (iii) the execution of a strategic and operational collaboration agreement between us and Samsung Electronics by January 31, 2026; and (vi) certain other customary closing conditions. The agreements to be entered into in connection with such conditions are subject to the parties negotiating and entering into definitive agreements and the conditions included within the applicable definitive documents. The Samsung Stock Purchase Agreement requires Samsung C&T and us to negotiate the business collaboration agreement in good faith, and requires all parties to use commercially reasonable efforts to enter into the business collaboration agreement and the strategic opportunities collaboration agreement.
We may experience delays and difficulties in satisfying the conditions for closing of the Samsung Investment, and no assurance can be given that closing will take place on the timeline currently anticipated or at all. Some of the closing conditions are outside of our control and it is possible that not all of the closing conditions for the Samsung Investment will be satisfied or that we will not receive the expected proceeds on the timeline currently anticipated or at all. For example, the Samsung Investment is subject to, among others, certain regulatory approvals and clearances, including with respect to CFIUS. In addition, certain closing conditions require us,

Samsung C&T, and Samsung Electronics to successfully negotiate and enter into definitive agreements. The final terms of all such definitive agreements are not yet established and such negotiation and execution, notwithstanding the term sheet attached to the Samsung Stock Purchase Agreement, may take longer than expected or may not be possible to accomplish on terms acceptable to us, or at all. This risk is higher with respect to terms that are not fully reflected in the term sheet, such as the commencement conditions for negotiation and implementation of a Korea-based laboratory.
In addition, even if we are successful in closing the Samsung Investment and in negotiating and executing definitive agreements, no assurance can be given that any agreement we may reach will achieve our goals or be on terms that prove to be economically or strategically beneficial to us. For example, we may not recognize or accomplish our strategic objectives under the business collaboration agreement or strategic and operational collaboration agreement, or may ultimately find ourselves restricted by the terms that we have negotiated under such agreements.
Any such adverse developments, including any failure to close the Samsung Investment, could adversely impact our business, financial condition, results of operations and liquidity.
Our business and results of operations will suffer if we fail to perform effectively.
There are market participants in the cancer detection space both in the United States and abroad, including Exact Sciences Corporation and Guardant Health, Inc., who have each introduced MCED products into the market in 2025. In addition, Adela, Inc., DELFI Diagnostics, Inc., Exai Bio, Inc., Freenome Inc. and Harbinger Health and Natera, Inc. within the United States and AnchorDx, Anpac Bio-Medical Science Co., Ltd., Burning Rock Biotech Limited, Datar Cancer Genetics, Elypta AB, Gene Solutions JSC, Insighta, Singlera Genomics, Inc. and Seekin, Inc. outside of the United States, among others, have stated that they are attempting to develop tests designed to detect certain types of cancer, including some that will use cell free DNA (“cfDNA”) analyses. The precision oncology market includes companies such as Roche/Foundation Medicine, Inc., Natera, Inc., Guardant, Inc., Tempus AI, Inc., Clearnote Health, NeoGenomics Laboratories, Personalis, Inc., Twist Bioscience Corp. and Adaptive Biotechnologies Corp., among others. These companies have or may have greater financial, technical, and other resources, such as larger research and development staff, well-established marketing and sales forces, existing integrated systems connected to health practices’ electronic health or medical records to facilitate product ordering and results delivery, may have different strategies to obtain reimbursement for their products, may deploy more effective sales and marketing campaigns or may operate in jurisdictions where lower standards of evidence are required to bring products to market. These companies may succeed in developing, acquiring, or licensing, on an exclusive basis or otherwise, or providers, payers, patients and other stakeholders may believe that these companies or other new market entrants may have tests or services that are more effective, have higher performance, or are less costly than our products. In addition, established medical technology, biotechnology, or pharmaceutical companies may invest to accelerate discovery and development of tests that could make our products less successful than we anticipate. For example, large and long-tenured healthcare, life sciences, or technology companies may initiate research and development of MCED and bring significant resources and disruption to the cancer detection space.
Our ability to perform successfully will depend largely on our ability to:
•demonstrate compelling advantages in the performance and convenience of our products, including on a cost efficient basis;
•achieve market acceptance of our products by healthcare providers and patients, including through our reputation;
•achieve adequate coverage and reimbursement by third-party payors for our products;
•differentiate our product from future tests and products of third parties;
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
GRAIL intends to submit data from the prevalent screening round of the NHS-Galleri Trial as part of its evidence package for FDA premarket approval. The prevalent screening round is the first round of blood draws (of the three total blood draw rounds in the trial) with one year of follow up. The first early analysis was prepared for the NHS to determine whether the results were compelling enough to commence an implementation pilot in England prior to the final trial results. In May 2024, the NHS determined not to initiate the pilot on the basis of those available data and will evaluate the final results from the NHS-Galleri Trial, which are expected to be available in 2026, before determining whether to implement the Galleri test in the NHS. We believe the decision will include considerations such as NHS budget, political priorities, cost-effectiveness and implementation constraints in addition to an evaluation of the final results. We disclosed information regarding the prevalent screening round of the NHS-Galleri Trial. We plan to submit the full prevalent screening round analysis from the NHS-Galleri Trial, together with data from the first approximately 25,000 participants in the PATHFINDER 2 study, and a bridging analysis (comparing and measuring concordance of the version of Galleri used in the NHS-Galleri Trial and PATHFINDER 2 study with the updated version of the Galleri test that we plan to submit to the FDA for premarket approval) as part of our premarket approval application in the first quarter of 2026. Various factors are likely to cause the final results to differ from a review of the first round results only. For example, cancer screening trials designed to show clinical utility are commonly conducted over three years with an annual screening period, because data from the first screening round only can be influenced by the fact that screening detects many prevalent late-stage asymptomatic cancers that have not yet been diagnosed. It is possible that the final results will be unsuitable or unavailable, which could have a significant adverse impact on the success of our commercial efforts for Galleri, our ability to achieve FDA authorization at all or within our anticipated timelines, our brand and reputation, our business, and our growth prospects. Furthermore, other studies have been or may be conducted in populations (such as our SUMMIT study which was conducted in a population of tobacco users) or under other circumstances which make their results more complicated to interpret or result in data that is more difficult to compare. In addition, as Galleri and our research-use-only offering are currently available to customers and others, any analyses or studies, including those conducted by third parties, that use our current or future products, or that examine elements of our methylation platform, may produce results that are inconsistent to evaluate independently or comparatively from our own studies. If any such inconsistent results were to be produced, either before or after launch of a product or future product, our reputation, business, financial condition, results of operations, and growth prospects would suffer.
Our products require a number of complex and sophisticated biochemical and bioinformatics processes, which could be adversely impacted by a number of different factors. An operational or technological failure in one of these complex processes or fluctuations in external variables may result in performance characteristics, such as sensitivity or specificity rates, that are lower than we anticipate or that vary between test runs or in a higher than anticipated number of tests that fail to produce results. In addition, we continue to evaluate and refine our algorithms and other processes under development. These refinements may inadvertently result in unanticipated issues that may reduce our performance characteristics, such as sensitivity or specificity rates, or otherwise adversely affect the performance of our tests and their results. Galleri was launched in the United States as an LDT in mid-2021 and an updated commercial version of the Galleri test was launched in December 2024. We plan to complete a PMA submission for a further updated version of our Galleri test, for which we expect we have substantially completed development. We may also be required or decide voluntarily to seek clearance or approval from the FDA for future products or alternative versions of our Galleri test.
In 2024, the FDA finalized a regulation pursuant to which LDTs would be subject to the FDA’s medical device requirements through a phase-out of its historical policy of enforcement discretion over LDTs over a period of four years (the “LDT Final Rule”). On March 31, 2025, the United States District Court for the Eastern District of Texas vacated the LDT Final Rule, reasoning that LDTs are not medical devices subject to the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), and remanded the matter to the FDA for further consideration. It remains uncertain what impact this ruling may have on the FDA’s authority to review marketing applications for LDTs or to take enforcement action against LDTs. If the FDA imposes new or different requirements for marketing applications of LDTs to be reviewable in light of the District Court’s decision, LDT manufacturers seeking FDA review may be required to establish that the test is a medical device subject to the FD&C Act, which could involve significant modification to test configurations, processes, or operations. If we could not ultimately obtain marketing authorization for our Galleri test or other tests where required or appropriate, our business would be substantially harmed. It is possible that the District Court’s decision may limit the FDA’s authority to review or approve tests that are in the process of pursuing marketing authorization, or that we may need to perform additional activities to support FDA review of our products as a result of this ruling.
Moreover, the FDA, other regulators, and notified bodies may require that we generate additional clinical data to support any clearance, approval, or certification we may seek, which could result in delays, increased costs, or other limitations or negative impacts on our ability to receive such clearance, approval, or certification, if at all, including narrowed indication or labeling than expected or desired. For additional information, see “-Risks Relating to Regulation and Legal Compliance-The regulatory clearance, approval, or certification processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming, and unpredictable. If we are ultimately unable to obtain any necessary or desirable regulatory approvals, clearances, or certifications, or if such approvals, clearances, or certifications are significantly delayed, our business will be substantially harmed.” in our 2024 Form 10-K.
Further, we plan to improve our products to enhance performance, offerings, scalability, and/or cost of sales. However, we may not be successful in transitioning our products to a new or enhanced version or iteration. Product development involves a lengthy and complex process and we may be unable to commercialize, validate, or improve performance of any of our products on a timely basis, or at all. For example, to the extent an enhanced, modified or updated version of an existing product is developed, we may be required to conduct a non-inferiority study or bridging analysis involving such version as compared to the relevant then-current version of the test using data (for example, clinical data and/or real world evidence data obtained through Galleri’s commercial use as an LDT), or could be required to undertake other regulatory requirements if the enhanced, modified or updated version is not considered similar enough to the then- current version to conduct a non-inferiority study. With respect to Galleri, we intend to conduct one or more bridging studies to measure and evaluate concordance, performance and safety of the subsequent, updated version of Galleri (for which we plan to submit our PMA) as compared to the version of Galleri used in our registrational trials. We plan to conduct any such bridging studies using previously collected clinical study data and other samples. Any such bridging study will need to be agreed upon with regulatory authorities and may be unsuccessful or insufficient to support approval. If unsuccessful or insufficient, we would be required to revert to a prior version of the test and forgo, or be delayed in, implementing any perceived or potential updates, including enhancements, or further enhance, modify or update to a new version of the test and run additional bridging studies. Reverting to a prior version of the test or running additional bridging studies may cause delays in our PMA submission timeline. Additionally, planned improvements to our products may cause unintentional technical, logistical or other issues. In late 2024, we began use of an updated commercial version of Galleri in commercial channels. This version incorporates an industrial scale platform with significant automation and is intended to enable us to scale more efficiently with future demand. In connection with implementation of this new version of Galleri, we have experienced and may continue to experience increased turnaround times, re-processing costs and sample failures. We continually monitor and evaluate laboratory operations and performance in an effort to achieve our intended sample processing metrics and costs; however from time to time, processing issues may arise that could impact our operations. We also expect that we have substantially completed development of the Galleri test version on a similar industrial scale platform that we will submit for PMA review. If we are unable to adequately prevent these issues from occurring, or to adequately identify and remedy these issues, we may experience reputational harm, lose customers and revenue, need to offer discounts, require additional expenditures, delay our PMA application, or suffer other negative consequences. Our failure to successfully develop new and/or improved products (including new versions of existing products) on a timely basis could have a material adverse effect on our results of operations and business.
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
In particular, in the United Kingdom, we are working with NHS England to complete our NHS-Galleri Trial. In May 2024, the NHS determined, based on data from an early analysis of Galleri test performance results in the intervention arm from the prevalent screening round of the NHS-Galleri Trial, not to initiate an implementation pilot in England prior to the final trial results. We submitted to NHS England and plan to submit to the FDA information from the prevalent screening round. Various factors are likely to cause the final results to differ from the prevalent screening round results. Further, it is possible that the early preliminary, interim or final data may not be as we expect, may be inconsistent with prior NHS-Galleri Trial data, or with other studies we have conducted, or may be unsuitable to the NHS or the FDA. Similarly, in October 2025, performance and safety results from the first approximately 25,000 participants of the PATHFINDER 2 study were presented at the European Society of Medical Oncology (“ESMO”) Congress 2025. PATHFINDER 2 was initiated in 2021 to evaluate the safety and performance of the Galleri test when added to standard of care single cancer screening in 35,878 adults aged 50 years and older with no clinical suspicion of cancer. As a result, not all data from our PATHFINDER 2 study has been reported, and as we continue to follow up the remaining approximately 10,000 participants in the study, we may find results that are not what we expect or that may be inconsistent with data previously presented. While we are not intending to include data from these 10,000 patients in our planned PMA submission, these data will be an important part of our future submission to, and communications with, the FDA to support our PMA. Any unexpected, unsuitable, or inconsistent results could have a significant adverse impact on the success of our commercial efforts for Galleri, our ability to achieve FDA authorization at all or within our anticipated timelines, our ability to achieve CMS or private payor reimbursement or coverage, our brand and reputation, our business, and our growth prospects.
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
•compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad, or for non-U.S. employees in the United States;
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

In addition, in recent years, U.S. administrations have publicly supported potential trade proposals that may affect U.S. trade relations with other countries. It is unclear at this point how, if at all, such actions or other potential actions, including under the most recent U.S. Presidential administration, may impact our business or operations, and the uncertainty surrounding these matters might create difficulties in our efforts to partner with certain healthcare providers, suppliers, and insurance carriers. For example, the United States has maintained elevated tariffs and targeted trade measures on imports from China and has signaled continued use of reciprocal and sector-specific actions that could expand or shift over time. Enforcement focused on Chinese supply chains—such as tighter anti-transshipment scrutiny and product-specific actions—has increased compliance complexity and could disrupt sourcing, raise input costs, and constrain pricing or margins. Similar policies may be applied or adjusted with respect to other countries, and ongoing policy changes or legal challenges could lead to further volatility in rates, coverage, and enforcement. Such actions could increase our expenses, reduce our margins or increase our prices, make it difficult to obtain inputs we need for our products or have a material adverse effect on the broader economy. These risks and impacts may be exacerbated by additional tariffs in the United States or retaliatory tariffs imposed by other governments.

Our success depends in part on our ability to attract and retain the best available personnel with the necessary qualifications, which in a competitive global market means that our recruitment efforts should not be limited entirely to the United States. To the extent U.S. immigration-related policies, laws, rules, proclamations or orders restrict our ability to attract, or increase the cost of attracting, international talent, this could adversely impact our business and results of operations. For example, the current U.S. administration's decision, announced September 19, 2025, that, subject to limited exceptions, petitions for H-1B visas should be approved only if they are accompanied by a payment of $100,000, could hamper our recruitment efforts for any new personnel who require such a visa. Additional changes in U.S. immigration policies, rules, laws or orders could further increase our recruitment costs or delay key projects that require specialized expertise. In addition, restrictions or delays in the issuance of other visas or in immigration processing could adversely affect our ability to collaborate effectively with our employees outside the United States and to retain the qualified personnel needed for our operations.
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
Changes in funding, leadership, resources or prioritization, or other disruptions, in the U.S. or international government, including at the FDA, other government agencies, and notified bodies, could hinder our ability to develop, approve, certify, commercialize or receive reimbursement for our test.
Our ability to develop, approve, certify, commercialize or receive reimbursement for our test depends on interactions with, decisions of and approvals and payments by the U.S. and other governments. The ability of the FDA, foreign regulatory agencies, and notified bodies to review and clear, approve, or certify new products or changes to existing products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s, foreign regulatory agencies’, and notified bodies’ ability to hire and retain key personnel and accept the payment of user fees, government shutdowns, and other events that may otherwise affect the FDA’s, foreign regulatory agencies’ and notified bodies’ ability to perform routine functions. For example, in January 2025, federal employees were offered the option to make a deferred resignation and in April 2025 approximately 3,500 FDA staff positions were eliminated. These reductions in staff, and any future reductions, impact the workforce and resources of the FDA available to review products such as ours. Average review times at the FDA, foreign regulatory agencies, and notified bodies have fluctuated in recent years as a result of these factors. Disruptions at the FDA, other agencies, and notified bodies may also slow the time necessary for new medical devices or modifications to cleared, approved, or certified medical devices to be reviewed and/or approved, or certified by necessary government agencies or notified bodies, which would adversely affect our business.
For example, in recent years, the U.S. government has shut down several times, including an extended shutdown beginning on October 1, 2025. These shutdowns could have a broad range of negative effects on our business. For example, certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. We also receive certain government reimbursement payments for tests provided to patients in our REACH clinical trial, and these payments may be delayed or not provided if the government remains shutdown, or they are not budgeted for as part of any continuing resolution. In the future, this risk could be amplified as we continue to seek, and hope to achieve, additional government reimbursement for our test. Additionally, the government shutdown may occupy the attention of legislators or provide a difficult political environment for other legislative agenda topics, which could prevent or delay passage of legislation we support, such as the proposed legislation to enable coverage of FDA-approved MCED tests by Medicare. If a prolonged government shutdown occurs, or occurs again in the future, we could suffer any of these negative effects, or others, any of which could have a material adverse effect on our business.

In addition, global health crises have impacted the ability of the FDA, foreign regulatory agencies, and notified bodies to perform their regular activities. For example, during the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points and the FDA has had to manage submission review times. Significant impact on the ability of the FDA, other regulatory authorities, or notified bodies to timely review and process our regulatory submissions, could have a material adverse effect on our business.
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
We have invested significantly in pursuing a PMA for Galleri, including conducting our NHS-Galleri Trial and PATHFINDER 2 study to support our PMA. We believe PMA approval for Galleri, if obtained, could bolster our position in the MCED market, and increase or accelerate provider and patient adoption, commercial and government reimbursement and coverage, and international opportunities. In the event the FDA is not able to exercise its medical device authority with respect to LDTs, our competitors or potential competitors in the MCED market may face less stringent regulatory requirements to enter the market or to continue to market their tests and we may face increased competition in our industry, and adapting to the new regulatory and competitive environment could be difficult, costly and time-consuming. If we are not able to adapt to the changed regulatory environment and increased competition, our business and prospects could be materially impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)    None.
(b)    None.
(c)    None.

Item 6. Exhibits
The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1	Separation and Distribution Agreement, dated June 21, 2024, between Illumina, Inc. and GRAIL, Inc.	8-K	6/24/24	2.1
3.1	Certificate of Incorporation of GRAIL, Inc., dated June 21, 2024	S-8	6/21/24	3.1
3.2	Amended and Restated Bylaws of GRAIL, Inc., dated June 21, 2024	S-8	6/21/24	4.2
3.3	Certificate of Conversion	8-K	6/24/24	3.3
4.1	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	10/20/25	4.1
10.1	Lease, dated September 11, 2025, by and between GRAIL, Inc. and Sunnyvale Office Acquisition, LLC	8-K	9/18/25	10.1
10.2^	Stock Purchase Agreement, dated as of October 16, 2025, by and among GRAIL, Inc., Samsung C&T Corporation, Samsung Electronics Singapore Pte., Ltd. and Samsung Electronics Co., Ltd.	8-K	10/16/25	10.1
10.3†	Securities Purchase Agreement, dated as of October 18, 2025, by and among GRAIL, Inc. and the Investors named therein	8-K	10/20/25	10.1
10.4†	Registration Rights Agreement, dated as of October 18, 2025, by and among GRAIL, Inc. and the Investors named therein	8-K	10/20/25	10.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				***
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				***
101.DEF	Inline XBRL Extension Definition Linkbase Document				***
101.LAB	Inline XBRL Taxonomy Label Linkbase Document				***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				***
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				***
_________

^ Certain portions of this exhibit have been omitted as the Company has determined that the omitted information is (i) not material and (ii) the type of information that the Company customarily and actually treats as private or confidential.
† Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the Securities and Exchange Commission; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, for any exhibits or schedules so furnished.
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

GRAIL, Inc.

Date:	November 13, 2025	By:	/s/ Robert Ragusa
Robert Ragusa Chief Executive Officer (Principal Executive Officer)
Date:	November 13, 2025	By:	/s/ Aaron Freidin
Aaron Freidin Chief Financial Officer (Principal Financial Officer)