Form 10-Q
period 2026-03-31
GRAIL, Inc.
filed 2026-05-07
CIK 1699031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☒

As of May 4, 2026, the registrant had 42,916,593 shares of common stock, par value $0.001 per share, outstanding.

1

1

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” “would,” or “will,” the negative of these terms, and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include expectations and projections of our future financial performance, future tests or products, technology, clinical studies, regulatory landscape, compliance and strategy, potential market opportunity, increased competition, anticipated growth strategies, sufficiency of cash on hand to finance our business, seasonality, cost savings, facilities plans and lease commencement, budgets and strategies, restructuring and stock-based compensation costs, legal proceedings, impact of the restructuring on our operations, expected closing of the Samsung Investment (defined below), and anticipated trends in our business.

These statements are only predictions based on our current expectations and projections about future events and trends. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements, including those factors discussed under Item 1A. “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K (filed on March 12, 2026) for the year ended December 31, 2025 (the “2025 Form 10-K”). You should specifically consider the numerous risks described under these sections. Moreover, we operate in a dynamic and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results, level of activity, performance, or achievements to differ materially and adversely from those contained in any forward-looking statements we may make.
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

Part I - Financial Information
Item 1. Financial Statements
GRAIL, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$69,344	$249,727
Short-term marketable securities	753,761	654,703
Accounts receivable, net	20,345	18,295
Supplies	17,194	16,017
Prepaid expenses and other current assets	16,703	15,107
Total current assets	877,347	953,849
Property and equipment, net	47,853	51,813
Operating lease right-of-use assets	48,055	52,070
Restricted cash	6,974	6,974
Intangible assets, net	1,815,972	1,850,556
Other non-current assets	7,273	6,753
Total assets	$2,803,474	$2,922,015
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,668	$2,083
Accrued liabilities	58,267	63,945
Operating lease liabilities, current portion	9,939	11,715
Other current liabilities	1,835	1,927
Total current liabilities	74,709	79,670
Operating lease liabilities, net of current portion	41,091	43,148
Deferred tax liability, net	184,035	218,583
Other non-current liabilities	2,953	2,752
Total liabilities	302,788	344,153
Preferred stock, par value of $0.001 per share; 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock $0.001 par value per share, 1,500,000,000 shares authorized as of March 31, 2026 and December 31, 2025 and 41,134,219 and 40,331,360 shares issued and outstanding as of March 31, 2026 and December 31, 2025	41	40
Additional paid-in capital	12,803,640	12,786,848
Accumulated other comprehensive income	1,873	2,655
Accumulated deficit	(10,304,868)	(10,211,681)
Total stockholders’ equity	2,500,686	2,577,862
Total liabilities and stockholders’ equity	$2,803,474	$2,922,015

See accompanying notes to condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue:
Screening revenue	$39,832	$29,133
Development services revenue	953	2,704
Total revenue	40,785	31,837
Costs and operating expenses:
Cost of screening revenue (exclusive of amortization of intangible assets)	21,244	17,123
Cost of development services revenue	376	1,171
Cost of revenue — amortization of intangible assets	33,472	33,472
Research and development	48,021	53,625
Sales and marketing	30,668	34,979
General and administrative	42,769	45,074
Total costs and operating expenses	176,550	185,444
Loss from operations	(135,765)	(153,607)
Other income:
Interest income	7,986	7,779
Other income (expense), net	256	(584)
Total other income, net	8,242	7,195
Loss before income taxes	(127,523)	(146,412)
Benefit from income taxes	34,336	40,199
Net loss	$(93,187)	$(106,213)
Net loss per share — Basic and Diluted	$(2.29)	$(3.10)
Weighted-average shares of common stock used in computing net loss per share:	40,640,879	34,308,435

See accompanying notes to condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(amounts in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net loss	$(93,187)	$(106,213)
Other comprehensive income (loss):
Change in net unrealized loss on marketable securities	(442)	(250)
Foreign currency translation adjustment	(340)	465
Comprehensive loss	$(93,969)	$(105,998)
See accompanying notes to condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(amounts in thousands, except share data)

	Common Stock
	Shares		Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2025	40,331,360	—	$40	$12,786,848	$2,655	$(10,211,681)	$2,577,862
Net loss	—		—	—	—	(93,187)	(93,187)
Stock-based compensation expense	—		—	16,793	—	—	16,793
Other comprehensive loss	—		—	—	(782)	—	(782)
Release of restricted stock units	802,859		1	(1)	—	—	—
Balance at March 31, 2026	41,134,219	$—	$41	$12,803,640	$1,873	$(10,304,868)	$2,500,686

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2024	33,893,409	$34	$12,305,250	$1,451	$(9,803,330)	$2,503,405
Net loss	—	—	—	—	(106,213)	(106,213)
Stock-based compensation expense	—	—	16,261	—	—	16,261
Other comprehensive income	—	—	—	215	—	215
Release of restricted stock units	1,403,449	1	(1)	—	—	—
Balance as of March 31, 2025	35,296,858	$35	$12,321,510	$1,666	$(9,909,543)	$2,413,668

See accompanying notes to condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(amounts in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net loss	$(93,187)	$(106,213)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of intangibles assets	34,584	34,584
Depreciation	4,210	4,695
Stock-based compensation expense	16,793	16,211
Deferred income taxes	(34,548)	(40,199)
Amortization of discount on marketable securities	(6,565)	(6,375)
Credit loss expense	247	273
Other	(384)	484
Changes in operating assets and liabilities:
Accounts receivable, net	(2,297)	730
Supplies	(1,177)	(34)
Operating lease right-of-use assets and liabilities, net	182	221
Prepaid expenses and other assets	(2,116)	2,821
Accounts payable	2,633	895
Accrued and other liabilities	(5,364)	(3,105)
Net cash used in operating activities	(86,989)	(95,012)
Cash flows from investing activities
Purchases of property and equipment	(503)	(62)
Purchases of marketable securities	(337,835)	(220,527)
Proceeds from maturities of marketable securities	244,900	235,200
Net cash (used in) provided by investing activities	(93,438)	14,611
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	44	62
Net decrease in cash, cash equivalents, and restricted cash	(180,383)	(80,339)
Cash, cash equivalents and restricted cash — beginning of period	256,701	217,583
Cash, cash equivalents and restricted cash — end of period	$76,318	$137,244
Represented by:
Cash and cash equivalents	$69,344	$133,895
Restricted cash	6,974	3,349
Total	$76,318	$137,244
Supplemental cash flow information:
Property and equipment included in accounts payable and accrued liabilities	$(253)	$(268)
Operating cash flows paid for operating leases, net	$(4,430)	$(4,377)

See accompanying notes to condensed consolidated financial statements.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS
GRAIL, Inc. (“GRAIL” or the “Company”), is an innovative commercial-stage healthcare company focused on shifting the paradigm of early cancer detection. The Company’s Galleri blood test is a commercially available screening test for early detection of multiple types of cancer.
GRAIL was previously acquired by Illumina, Inc. (”Illumina”) in August 2021, at which point it became a 100% owned subsidiary of Illumina, and held separate as a part of binding hold separate commitments implemented pursuant to orders issued by the European Commission (the “Acquisition”).

On June 24, 2024, Illumina completed a spin-off (the “Spin-Off”) through the distribution of shares of GRAIL’s common stock to Illumina stockholders. In connection with the Spin-Off, the Company entered into several agreements with Illumina that govern the relationship of the parties following the Spin-Off. After the Spin-Off GRAIL became an independent public entity and GRAIL’s stock began trading on the Nasdaq Stock Exchange under the ticker symbol “GRAL”.
The Company had $69.3 million of cash and cash equivalents and $753.8 million of short-term marketable securities as of March 31, 2026. The Company believes that its existing cash, cash equivalents and short-term marketable securities will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months, as of the date these condensed consolidated financial statements were filed.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods presented. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, and all intercompany balances and transactions have been eliminated in consolidation. Due to the application of pushdown accounting, the Company’s balance sheet includes intangible assets recognized by Illumina in connection with Illumina’s acquisition of the Company.

The Company’s accounting policies are described in Note 2 — Summary Of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K (filed on March 12, 2026) for the year ended December 31, 2025 (the “2025 Form 10-K”). There have been no changes to these accounting policies during the three months ended March 31, 2026, except as described below.

Accounts Receivable, Net

Accounts receivable represent unconditional rights to consideration from customers. Accounts receivable are evaluated regularly for collectability and potential credit losses. Allowance for credit losses is estimated based on management’s assessment of historical collection trends and current financial conditions of customers assuming those conditions as of the balance sheet date do not change for the remaining life of the asset, among other factors. These reserves are re-evaluated on a regular basis and adjusted, as needed. Once a receivable is deemed to be uncollectible, the receivable balance is charged against the reserve. As of March 31, 2026, and December 31, 2025, the Company had $3.7 million and $3.6 million of allowance for credit losses.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Concentration of Credit Risk

Financial Instruments

The Company is subject to credit risk from its portfolio of cash, cash equivalents and short-term marketable securities held at three accredited financial institutions. As of March 31, 2026, the Company had $69.3 million of cash and cash equivalents, and short-term marketable securities of $753.8 million. The Company limits its exposure to credit losses by investing in money market funds and United States (“U.S.”) government treasury securities through U.S. banks with high credit ratings. The Company’s cash consists of deposits held with banks that may at times exceed federally insured limits, however, its exposure to credit risk in the event of default by the financial institution is limited to the extent of amounts recorded on the condensed consolidated balance sheets. The Company performs evaluations of the relative credit standing of these financial institutions to limit the amount of credit exposure. The Company has not experienced any losses in such accounts.

As of March 31, 2026, the Company had no off-balance sheet concentrations of credit risk.

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

Significant customers are those that represent more than 10% of total revenue or accounts receivable, net for the periods and as of each consolidated balance sheet date presented, respectively.

For the quarter ended March 31, 2026, one customer accounted for 11% of the Company’s revenue. For the quarter ended March 31, 2025, no single customer accounted for 10% or more of the Company’s revenue.

As of March 31, 2026, and December 31, 2025 no single customer accounted for 10% or more of the Company’s account receivable, net.

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
Reclassification
Certain amounts within the segment disclosure in the footnote to the condensed consolidated financial statements for the period ended March 31, 2025 have been conformed to the current period presentation.

Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides entities with a practical expedient related to developing reasonable and supportable forecasts as part of estimating expected credit losses, in which entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted the standard on a prospective basis effective January 1, 2026, and elected the practical expedient. Adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Recently Issued Accounting Pronouncements Not Yet Adopted

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

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 3. REVENUE
The following table presents the Company’s revenue disaggregated by geographic areas based on the customers’ locations:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
United States
Screening	$38,726	$28,704
Development Services	—	255
International(1)
Screening	1,106	429
Development Services	953	2,449
Total	$40,785	$31,837
(1) International region includes revenue earned from customers located outside of the United States.
The following table presents the Company’s revenue disaggregated by revenue source:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Screening
Commercial	$37,665	$28,781
Government(1)	2,167	352
Development Services
Commercial	953	2,704
Total	$40,785	$31,837
(1) Government screening revenue primarily consists of revenue earned as part of our Galleri-Medicare clinical study.
NOTE 4. BALANCE SHEET COMPONENTS
The following tables present financial information of certain condensed consolidated balance sheet components:

Accounts receivable, net	March 31, 2026	December 31, 2025
(in thousands)
Trade accounts receivable, gross	$24,058	$21,899
Allowance for credit losses	(3,713)	(3,604)
Total accounts receivable, net	$20,345	$18,295

Accrued liabilities	March 31, 2026	December 31, 2025
(in thousands)
Accrued compensation expenses	$24,993	$36,299
Accrued clinical studies and research and development expenses	17,815	15,656
Accrued legal and professional service expenses	5,449	3,650
Accrued other expenses	10,010	8,340
Total accrued liabilities	$58,267	$63,945

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-lived assets

On February 19, 2026, the Company issued a press release announcing top-line results from its NHS-Galleri trial. Immediately following the release of this information, the Company’s market capitalization decreased materially. This sustained decrease in market capitalization represented a possible impairment indicator that warranted a quantitative impairment analysis of the Company’s long-lived assets.

The Company performed a recoverability test at the asset group level, which was determined to be equivalent to its reporting unit to assess potential impairment of long-lived assets, which consist primarily of intangible assets with finite lives.

The Company performed an undiscounted cash flow analysis to assess whether the expected cash flows generated over the remaining estimated useful life of the primary asset within the asset group are sufficient to recover its carrying value. Significant assumptions underlying the forecasted cash flows include estimates of future revenues, costs, and expenses. These estimates involve a high degree of judgment regarding future events and are based on assumptions that management believes are reasonable. Changes in these estimates or assumptions could materially affect the recoverability assessment.

The results of the recoverability test showed that the estimated undiscounted net cash flows to be generated from the use of the Company’s long-lived assets exceeded its net carrying value. As a result, no write-down of long-lived assets was recognized during the quarter ended March 31, 2026.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 5. FAIR VALUE MEASUREMENTS, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables represent the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	March 31 2026
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$66,552	$66,552	$—	$—
Total cash equivalents	66,552	66,552	—	—
U.S. government treasury bills	753,761	753,761	—	—
Total short-term marketable securities	753,761	753,761	—	—
Total	$820,313	$820,313	$—	$—

	December 31, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$63,195	$63,195	$—	$—
U.S. government treasury bills	184,041	184,041	—	—
Total cash equivalents	247,236	247,236	—	—
U.S. government treasury bills	654,703	654,703	—	—
Total short-term marketable securities	654,703	654,703	—	—
Total	$901,939	$901,939	$—	$—

The following tables summarize the Company’s cash equivalents and marketable securities’ amortized costs, gross unrealized gains, gross unrealized losses, and estimated fair values by significant investment category:

	March 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$66,552	$—	$—	$66,552
U.S. government treasury bills	753,827	17	(83)	753,761
Total	$820,379	$17	$(83)	$820,313

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$63,195	$—	$—	$63,195
U.S. government treasury bills	838,368	376	—	838,744
Total	$901,563	$376	$—	$901,939
All of the Company’s marketable securities had maturities of less than one year.
The Company had eight securities with a fair value of $404.6 million in an unrealized loss position as of March 31, 2026 and no securities in unrealized loss position as of December 31, 2025. None of the Company’s marketable securities had been in an unrealized loss position for more than one year as of March 31, 2026. It was determined that no credit losses exist as of March 31, 2026 because the change in market value for those securities that were in an unrealized loss position resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. The Company does not intend to sell the money market funds and short term investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 6. LEGAL PROCEEDINGS, COMMITMENTS, AND CONTINGENCIES
The Company is subject to various claims, complaints, regulatory proceedings, and legal actions that arise from time to time in the ordinary course of business.

Federal Securities Class Actions

On November 11, 2023, the first of three securities class action complaints was filed against Illumina and certain of its current and former executive officers in the United States District Court for the Southern District of California. The first-filed case is captioned Kangas v. Illumina, Inc. et al., the second-filed case is captioned Roy v. Illumina, Inc. et al., and the third-filed case is captioned Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al. (collectively, the “Actions”). The complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts relating to Illumina’s acquisition of Grail. The complaints seek unspecified damages, interest, fees, and costs. On January 9, 2024, four movants filed motions to consolidate the Actions and to appoint a lead plaintiff (“Lead Plaintiff Motions”). On April 11, 2024, the Court issued an order consolidating the Actions into a single action (captioned in re Illumina, Inc. Securities Litigation No. 23-cv-2082-LL-MMP), and appointed Universal-Investment-Gesellschaft mbH, UI BVK
Kapitalverwaltungsgesellschaft mbH, and ACATIS Investment Kapitalverwaltungsgesellschaft mbH as lead plaintiffs. (the “Lead Plaintiffs”). On June 21, 2024, the Lead Plaintiffs filed a consolidated amended complaint. The amended complaint alleges that GRAIL, in addition to Illumina, and certain of their respective current and former directors and others violated sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with Illumina's acquisition of GRAIL and disclosures concerning the same. GRAIL has an indemnification obligation for certain current and former directors and officers involved in the matter pursuant to indemnification agreements entered into by these individuals and GRAIL. On September 13, 2024 the plaintiffs further amended the complaint. On November 12, 2024, the Company moved to dismiss Lead Plaintiffs’ second amended complaint for failure to state a claim under Sections 10(b) and 20(a) of the Exchange Act. Lead Plaintiffs filed their opposition to the motion to dismiss on December 20, 2024, and the Company filed its reply in support of its motion to dismiss on February 3, 2025. On September 26, 2025, the court granted the motion to dismiss for failure to state a claim with leave to amend, and ordered the plaintiffs to file an amended complaint, if any, by October 27, 2025. On October 27, 2025, the Lead Plaintiffs filed their third amended complaint. On December 11, 2025, the Company filed a motion to dismiss Lead Plaintiffs’ third amended complaint. On February 4, 2026, the Lead Plaintiffs opposed the motion to dismiss, and on March 6, 2026, the Company filed a reply in support of its motion to dismiss. In light of the fact that the lawsuits are in an early stage, the Company cannot predict the ultimate outcome of the suits.

Other Legal Matters
Legal matters include various claims, complaints, and legal actions that arise from time to time. The Company has entered into indemnification agreements with each of its current and former directors, executive officers, and certain other officers, to provide, among other things, for indemnification to the fullest extent permitted by law and our certificate of incorporation and bylaws, and has certain obligations to these individuals, which may give rise to liability for the Company even if the Company is not directly named. The Company has indemnification obligations in respect of the Actions and with respect to other legal matters that may arise, or have arisen, from time to time. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.
The Company is involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to employment matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the consolidated financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Since litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures. The Company may change its estimates if its assessment of the various factors changes and

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the amount of ultimate loss may differ from estimates, resulting in a material effect on the Company’s business, financial condition, results of operations, and/or cash flows. As of March 31, 2026, the Company is unable to estimate a range of possible loss in excess of the amounts accrued.

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
On June 21, 2024, in connection with the Spin-Off, Illumina and the Company entered into the Tax Matters Agreement to govern the respective rights, responsibilities and obligations of Illumina and the Company after the Spin-Off with respect to all tax matters and will include restrictions to preserve the tax-free status of the Distribution. The Tax Matters Agreement included a number of restrictions on the Company to preserve the intended tax treatment of the Spin-Off. Breach of any covenant or representation contained in the Tax Matters Agreement will result in liability to specific separation taxes. As of March 31, 2026, as it was not probable that the Company will breach the agreement, no contingent liability was recorded in connection with the Tax Matters Agreement.
Samsung Stock Purchase Obligations
On October 16, 2025, the Company entered into a stock purchase agreement (the “Samsung SPA”), by and among the Company, Samsung C&T Corporation (“Samsung C&T”), Samsung Electronics Singapore Pte. Ltd. (together with Samsung C&T, the “Samsung Investors”) and Samsung Electronics Co., Ltd. (“Samsung Electronics”), providing for the issuance and sale by the Company to the Samsung Investors in a private placement of an aggregate of 1,570,308 shares of GRAIL’s common stock, at a purchase price of $70.05 per share, upon the terms and conditions set forth in the Samsung SPA, for aggregate gross proceeds of approximately $110.0 million (the “Samsung Investment”). The Samsung Investment is subject to the satisfaction of certain closing conditions set forth in the Samsung Stock Purchase Agreement, including, but not limited to the satisfaction of certain regulatory approvals or clearances, including with respect to the Committee on Foreign Investment in the United States.
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
NOTE 7. NET LOSS PER SHARE
The following table presents the calculation of the Company’s basic and diluted net loss per share:

	Three Months Ended
(in thousands, except share and per share data)	March 31, 2026	March 31, 2025
Numerator
Net loss	$(93,187)	$(106,213)
Denominator
Weighted average shares of common stock—basic and diluted	40,640,879	34,308,435
Net loss per share
Basic and Diluted	$(2.29)	$(3.10)

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
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Three Months Ended
	March 31, 2026	March 31, 2025
Unvested restricted stock units	5,651,113	6,053,715
Unvested performance options	104,315	104,315
Shares issuable under ESPP	73,947	—
Unvested performance stock units	21,001	—
Total	5,850,376	6,158,030
NOTE 8. TAXES
For interim financial statement purposes, U.S. GAAP provision (benefit) for taxes related to ordinary income (loss) is determined by applying an estimated annual effective income tax rate against a company’s ordinary income (loss), subject to certain limitations on the benefit of losses. Provision (benefit) for taxes related to items not characterized as ordinary income is recognized as a discrete item when incurred. The estimation of the Company’s income tax provision requires the use of management forecasts and other estimates, application of statutory income tax rates, and an evaluation of valuation allowances. The Company’s estimated annual effective income tax rate may be revised, if necessary, in each interim period.
The worldwide effective income tax rates for the three months ended March 31, 2026 and March 31, 2025 were 26.93% and 27.41%, respectively. The decrease in benefit from income taxes was primarily driven by decrease in the loss before taxes and a lower effective tax rate primarily due to fewer discrete tax items related to stock-based compensation expenses.
The effective tax rate was higher than the 21% U.S. federal statutory rate for the three months ended March 31, 2026, primarily due to state taxes and discrete tax benefits from stock-based compensation.
The Company accounts for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Interest and penalties related to unrecognized tax benefits are included within income tax expense. For the three months ended March 31, 2026, the Company recorded an income tax benefit related to its Federal and California R&D
Credits of $0.7 million and $0.4 million, respectively.
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

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 9. SEGMENT INFORMATION
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
The following table includes the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the three months ended March 31, 2026 and March 31, 2025 is included in the table below:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Revenue:
Screening revenue	$39,832	$29,133
Development services revenue	953	2,704
Total revenue	40,785	31,837
Costs and operating expenses:
Cost of screening revenue (exclusive of amortization of intangible assets) (1)	21,244	17,123
Cost of development services revenue (1)	376	1,171
Compensation	62,775	63,760
Depreciation and intangible assets amortization	37,222	37,679
Stock-based compensation	16,260	15,449
Professional Services	10,149	9,195
Cloud computing and information technology	6,480	6,743
Clinical Studies	5,944	5,922
Facilities	5,248	5,631
Laboratory supplies and research collaborations	1,420	3,667
Other segment expenses(2)	9,432	19,104
Total costs and operating expenses	176,550	185,444
Loss from Operations	(135,765)	(153,607)
Other income (expense):
Interest income	7,986	7,779
Other income (expense), net	256	(584)
Benefit from income taxes	34,336	40,199
Net Loss	$(93,187)	$(106,213)
(1) Cost of screening revenue (exclusive of amortization of intangible assets) and cost of development services revenue include stock-based compensation expense of $0.5 million and $0.8 million for the quarter ended March 31, 2026 and 2025.
(2) Other segment expenses primarily includes costs related to contractors and temporary labor, marketing expenses, and legal expenses, partially offset by refundable R&D tax expenses.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 10. RELATED PARTY TRANSACTIONS
The Company was a subsidiary of Illumina, Inc. between August 19, 2021 to June 23, 2024. Subsequent to the Spin-Off, Illumina retained a 14.5% stake in the Company and was considered a related party. During the fourth quarter of 2025, Illumina reduced its ownership to less than 10%. As a result, Illumina is no longer considered a related party of the Company.
Illumina was both a customer and a major supplier of the Company’s reagents and capital equipment during the relevant periods. Goods and services transactions with Illumina are invoiced and paid when due.
Goods and services transactions with Illumina for the period during which Illumina qualified as a related party of the Company were as follows:

Three Months Ended
(in thousands)	March 31, 2025
Screening revenue	$77
Cost of screening revenue	1,511
Cost of development services revenue	163
Operating expenses—Research and development	1,396
In June 2024, the Company entered into an amendment to its Supply and Commercialization Agreement with Illumina (the “Illumina Supply Agreement”). Under the terms of the Illumina Supply Agreement, regardless of whether our products incorporate any Illumina technology, we will be obligated to pay Illumina a 9% royalty, subject to certain reductions and floors, in perpetuity on net sales generated by our products or revenues otherwise generated or received by us, subject to certain exceptions, in the field of oncology. The royalty is subject to anti-stacking provisions that allow royalty payments we make to other third parties to be deducted from the 9% royalty rate, to a floor of 7%. We expect that the royalty payments we will make to Illumina in the foreseeable future will result in a 7% royalty rate. After we have cumulatively paid Illumina royalties totaling $1 billion, the royalty rate will be reduced to 5%, without further adjustment.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition together with our accompanying unaudited condensed consolidated financial statements and the notes thereto included under Item 1. “Financial Statements”. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and our business and financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K (filed on March 12, 2026) for the year ended December 31, 2025 (the “2025 Form 10-K”) and the section entitled “Cautionary Statement Concerning Forward-Looking Statements” of this Form 10-Q.
GRAIL was previously acquired by Illumina, Inc. (”Illumina”) in August 2021, at which point it became a 100% owned subsidiary of Illumina, and held separate as a part of binding hold separate commitments implemented pursuant to orders issued by the European Commission (the “Acquisition”).

On June 24, 2024, Illumina completed a Spin-Off (the “Spin-Off”) through the distribution of shares of GRAIL’s common stock to Illumina stockholders. In connection with the Spin-Off, the Company entered into several agreements with Illumina that govern the relationship of the parties following the Spin-Off. After the Spin-Off, GRAIL became an independent public entity and GRAIL’s stock began trading on the Nasdaq Stock Exchange under the ticker symbol “GRAL”.

Unless otherwise indicated, references to "GRAIL," “we,” “us,” and the "Company" refer to GRAIL, Inc. and its subsidiaries.
Overview

Our Business
We are an innovative commercial-stage healthcare company focused on shifting the paradigm in early cancer detection at population scale. We believe screening individuals for many types of cancer with a single test represents a significant opportunity to reduce the global burden of cancer. Our multi-cancer early detection test (“Galleri”) can screen for many types of cancer, accurately predicting the specific organ or tissue type where the cancer signal originated (the “Cancer Signal of Origin”, or “CSO”), with high positive predictive values (“PPV”) and low false positive rates, all from a simple blood draw. Galleri has detected some of the most aggressive cancers in early stages including, among others, endometrial, esophageal, gastrointestinal, head and neck, liver, pancreatic, and rectal cancers. We have conducted what we believe is the largest clinical program in genomic medicine to date with data from over 385,000 participants that we believe demonstrate the clinical validation and clinical utility of Galleri in its intended use population. We have deep operational experience with over 860,000 tests processed across this clinical program and from our commercial experience, including through partnerships with leading healthcare systems, employers, digital health platforms, payors, and life insurance providers.

Recently we announced results from two of our large clinical trials, PATHFINDER 2 and NHS-Galleri Trial, and included certain results from those studies in our pre-market approval application (“PMA”) to the Food and Drug Administration (“FDA”), the last module of which we submitted in January 2026. Performance and safety data focused on the first approximately 25,000 participants of our approximately 35,000 participant PATHFINDER 2 study were presented at the European Society for Medical Oncology (“ESMO”) in October 2025 (the “PATHFINDER 2 Initial Results”) and demonstrated that adding Galleri to recommended (breast, cervical, colorectal and lung) screenings led to a more than seven-fold increase in the number of cancers found within a year, and an approximately three-fold increase when prostate screening was included. Results from the full approximately 35,000 participants in the PATHFINDER 2 study were generally consistent with the results presented at ESMO. We also announced topline results from our three year, randomized controlled NHS-Galleri Trial which demonstrated a substantial reduction in stage 4 cancer diagnoses, increased stage 1 and 2 detection of deadly cancers, and four-fold higher cancer detection rate when compared to recommended screenings alone, although the primary endpoint of statistically significant combined stage 3 and 4 reduction was not observed. However, there was a favorable trend toward fewer combined stage 3 and 4 cancers in a pre-specified group of

12 deadly cancers in the intervention arm after the prevalent screening round. The PATHFINDER 2 Initial Results and the performance and safety metrics from the first year (prevalent screening round) of our NHS-Galleri Trial were included in our PMA submission, along with results of a bridging study.

We designed Galleri to detect cancer early, when it is more amenable to curative treatment, and we launched Galleri in the United States in mid-2021. Galleri works by detecting DNA fragments shed into the bloodstream by tumor cells and analyzing specific methylation patterns that can be used to both identify a general cancer signal and localize that signal to a specific organ or tissue type. We have sold over 530,000 commercial Galleri tests through March 31, 2026, with over 56,000 sold during the three months ended March 31, 2026. These tests have detected some of the most aggressive cancers in early stages including, among others, endometrial, esophageal, gastrointestinal, head and neck, liver, pancreatic, and rectal cancers.

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
Since our inception, we have incurred net losses each year. We incurred net losses of $93.2 million and $106.2 million for the three months ended March 31, 2026 and March 31, 2025. Substantially all of our net losses resulted from the application of pushdown accounting, including goodwill and intangible asset impairments and the amortization of intangible assets, as well as our research and development programs, general and administrative costs associated with our operations, and sales and marketing costs associated with commercializing our products. As a result of the application of push down accounting, our balance sheet includes intangible assets, which may be subject to additional impairment over time. We expect to continue to incur operating losses for at least the next several years as we invest in research and development and the commercialization of existing products.
Adjusted EBITDA was $(79.9) million and $(98.7) million for the three months ended March 31, 2026 and March 31, 2025. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable U.S. generally accepted accounting principle (“GAAP”) financial measure, information about why we consider Adjusted EBITDA useful and a discussion of the material risks and limitations of these measures, please see “Non-GAAP Financial Measures” below.

Key Factors Affecting Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•FDA and other regulatory approval and reimbursement. Our performance will be impacted by the extent to which we can secure reimbursement and coverage for Galleri. Prior to broader coverage and reimbursement in the United States, we will continue our work with clinics and health systems to accelerate utilization, and with self-insured employers and health insurers to offer and cover Galleri. Galleri is currently available as a laboratory developed test (“LDT”) in the United States and we have established coverage and reimbursement from a number of self-insured employers and health plans, including coverage from TRICARE, but we do not currently have broader coverage and reimbursement by Medicare or large commercial insurers. While Galleri has not been approved or cleared by the FDA, FDA approval is currently not required to market our test in the United States. We are pursuing FDA approval to help support broad access for Galleri in the United States and we submitted a PMA for Galleri to the FDA in January 2026. Obtaining PMA approval can take several months or years from the time an application is submitted, if at all. Moreover, the regulatory requirements surrounding the pathway to PMA for laboratory tests has in the recent past, and may in the future, be subject to change. We believe that FDA approval, if obtained, could unlock coverage from large commercial payors in the United States. In February 2026, a new law created a coverage benefit category to enable coverage of FDA-approved MCED tests by Medicare, with authority for Centers for Medicare and Medicaid Services

(“CMS”) to initiate coverage as early as January 1, 2029 for the aged 50-65 Medicare population and expanding one age-year at a time annually. If we obtain FDA approval, we expect to pursue coverage through this new law and, subsequently, inclusion of Galleri in the United States Preventive Services Task Force (“USPSTF”) guideline recommendation, although such inclusion may take years and is not certain even with FDA approval. Should USPSTF recommend Galleri with an A or B recommendation, CMS would then have the authority to expand coverage beyond what is covered under the MCED benefit category. We believe FDA approval and, to a greater extent, inclusion in USPSTF guideline recommendations would further increase adoption and market acceptance of our tests. Over time, we have and may continue to opt to provide rebates or discounts to certain customers, or reduce pricing in order to access a broader population base and accelerate adoption. In the United Kingdom, NHS England (which is being merged with the Department of Health and Social Care) (the “NHS”) will evaluate the final results from the NHS-Galleri Trial before determining whether to implement the Galleri test in the NHS. Under our agreement with the NHS, these results have met certain success criteria and missed others. As a result, we and NHS England will convene meetings of our joint steering committee to discuss how best to proceed with deployment to the UK population, if at all, considering deployment approaches and which population groups would most benefit. We believe the decision will include considerations such as NHS budget, political priorities, cost-effectiveness and implementation constraints in addition to an evaluation of the final results. We also believe our work with the NHS and the data generated from our NHS-Galleri Trial could help facilitate adoption in other single-payor systems around the world and support evidence of clinical utility worldwide. Although the primary endpoint of statistically significant combined stage 3 and 4 reduction was not observed in the NHS-Galleri Trial, we believe other results from the trial could be compelling to these systems.
•International expansion. A component of our long-term growth strategy is to expand our commercial reach internationally. We have expanded our research internationally into the United Kingdom through our partnership with NHS England in the NHS-Galleri Trial, and we expect to launch Galleri in the United Kingdom, following any positive NHS evaluation of the final results from the NHS-Galleri Trial. We continue to evaluate international expansion opportunities and we have begun expansion in select additional geographies through distributors, including Israel and Canada, and proposed expansion in South Korea through our partnership with Samsung. We expect to continue selectively engaging with international opportunities over time. Our ability to expand into new regions and jurisdictions, drive commercial sales and growth within those regions and jurisdictions and navigate economic, political, regulatory, and other risks, including geopolitical conflict associated with international operations, will be an important driver of our performance.

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
•Demand for our products and customer mix. A key factor to our future success is and will be our ability to increase demand for, and sales of, Galleri from new and existing customers. Our commercial strategy is focused on innovative value-oriented partnerships and targets primary care physicians, health systems, employers, digital health platforms, payors, and life insurance providers. As Galleri is not currently broadly reimbursed, our ability to drive demand from these customers is directly linked to our ability to demonstrate the clinical and economic value of our test through clinical validation and real-world experience. As of March 31, 2026, we have entered into commercial partnerships, including with leading healthcare systems, digital health platforms, employers, payors, and life insurance providers, and have established a network of approximately 19,000 prescribers across the United States in a pre-reimbursement setting. We believe this commercial network represents a significant opportunity to drive further demand for Galleri. The mix of customers from which we generate revenue from period to period has an impact on our revenue and gross margin. Galleri test pricing is generally based on our list price, with discounts in certain channels, or, for certain customers, such as larger, higher-volume customers or international distributors, negotiated contractual rates. For certain customers, we also offer rebates. Revenue generated from customers with negotiated contractual rates, or with rebates or discounts, is generally lower margin as compared to revenue generated based on list pricing. We expect the number or magnitude of these rates, discounts and rebates to reduce our average selling price (“ASP”) over time. In addition, we have entered into a number of biopharmaceutical research partnerships for our research-use-only (“RUO”) offering under our precision oncology portfolio. Large customers, such as healthcare systems, employers, and biopharmaceutical partners, generally begin using our products by initiating pilots involving a limited number of tests. We believe that our ability to convert these initial pilots into long-term customer relationships has the potential to drive substantial long-term revenue. Termination of these pilots or clinical trials can have a significant impact on our revenue and results of operations. For example, in late 2025, one of our pharmaceutical partners terminated its phase 3 trial due to low enrollment, for which our methylation technology was used as a potential companion diagnostic for enrolling participants. We also expect to increase demand from new customers through our efforts to further develop the market for MCED testing.

•Investment in clinical studies and innovation to support our strategy and growth. A significant aspect of our business is our investment in research and development and the ongoing evidence generation supporting the clinical performance and utility of Galleri. In particular, we have invested heavily in clinical studies and designed and executed what we believe is the largest clinical program in genomic medicine to date. These studies include: NHS-Galleri, PATHFINDER, PATHFINDER 2, CCGA, REACH/Galleri-Medicare, REFLECTION, STRIVE, SUMMIT, and SYMPLIFY. We have established and maintained a leading voice in conversations regarding the early detection of multiple cancer types in the peer-reviewed literature. We have published data from these studies in high-profile journals and have presented such data at renowned medical conferences. We believe these studies are critical to driving adoption of our tests, as well as favorable coverage decisions, and expect to continue investment in data generation. In addition, we have invested heavily in the development of our methylation platform and extensive technological infrastructure. We expect our research and development expenses to decrease over the next three years as, following our Spin-Off, in conjunction with a portfolio review, we determined to decrease investment in product programs beyond Galleri. Additionally, we expect to see a relative decrease in research and development expenses as we have progressed most of our large clinical trials into the data follow-up phase, development of our automated platform has substantially concluded and we have substantially completed development of enhanced versions of our Galleri test, including the version that we use in commercial channels and the updated version that was submitted with our PMA. We will continue to prioritize key objectives for Galleri, including generating and reporting clinical utility evidence to support broad adoption of Galleri and progressing our PMA towards potential approval.
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

Cost of Revenue—Amortization of Intangible Assets
As a result of the application of pushdown accounting, intangible assets recognized in our standalone financial statements relate to our own technology, and consist of developed technologies and in-process research and development that were measured at fair value upon the Acquisition. Our developed technology includes intangible assets related to Galleri, designed as a cancer screening test for asymptomatic individuals over 50 years of age, as well as our diagnostic aid for cancer (“DAC”) product that is being designed to accelerate diagnostic resolution for patients for whom there is a clinical suspicion of cancer. As part of our restructuring plan designed to reprioritize our resources to focus on our core MCED business and reduce overall spend as we pursue a PMA approval from the FDA for Galleri and broad reimbursement, we have reduced investment in the development of products beyond Galleri, including DAC. The cost of identifiable intangible assets with finite lives, such as developed technology assets, are amortized on a straight-line basis over the assets’ respective estimated useful lives of 18 years.

Research and Development
Research and development expenses include costs incurred to develop our technology (prior to establishing technological feasibility), collect clinical samples, and conduct clinical studies to develop and support our products. These costs consist of personnel costs, including salaries, benefits, and stock-based compensation expense associated with our research and development personnel, costs associated with setting up and conducting clinical studies at domestic and international sites, laboratory supplies, consulting costs, depreciation, and allocated overhead including facilities and information technology expenses, which we do not allocate by product. We expense both internal and external research and development costs in the periods in which they are incurred. Nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities are deferred and recognized as expenses in the period in which the related goods are delivered or services are performed. We expect our research and development expenses to decrease over the next three years as, following our Spin-Off, in conjunction with a portfolio review, we determined to decrease investment in product programs beyond Galleri. Additionally, we expect to see a relative decrease in research and development expenses as we have progressed most of our large clinical trials into the data follow-up phase, development of our automated platform has substantially concluded and we have substantially completed development of enhanced versions of our Galleri test, including the version that we use in commercial channels and the updated version that was submitted with our PMA.

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

General and Administrative
General and administrative expenses consist of personnel expenses, including salaries, benefits and stock-based compensation expenses, for executive, finance and accounting, legal, human resources, business development, corporate communications, portfolio management, medical affairs, and management information systems personnel. Also included are professional fees, legal costs, including patent and trademark-related expenses and educational activities. We have incurred and will incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, director and officer insurance premiums, investor relations activities, and other expenses related to administrative and professional services. We expect our G&A expenses to increase as we continue to invest in corporate infrastructure to support public company operations and the commercialization of Galleri and to continue to decrease as a percentage of revenue over the next three years and long term.

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
Results of Operations
Comparisons of the Three Months Ended March 31, 2026 and March 31, 2025
The following table summarizes our results of operations for the periods presented:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Revenue:
Screening revenue	$39,832	$29,133
Development services revenue	953	2,704
Total revenue	40,785	31,837
Costs and operating expenses:
Cost of screening revenue (exclusive of amortization of intangible assets)	21,244	17,123
Cost of development services revenue	376	1,171
Cost of revenue — amortization of intangible assets	33,472	33,472
Research and development	48,021	53,625
Sales and marketing	30,668	34,979
General and administrative	42,769	45,074
Total costs and operating expenses	176,550	185,444
Loss from operations	(135,765)	(153,607)
Other income:
Interest income	7,986	7,779
Other income (expense), net	256	(584)
Total other income, net	8,242	7,195
Loss before income taxes	(127,523)	(146,412)
Benefit from income taxes	34,336	40,199
Net loss	$(93,187)	$(106,213)

Revenue

	Three Months Ended		Change
(in thousands)	March 31, 2026	March 31, 2025	$	%
Screening revenue	$39,832	$29,133	$10,699	37%
Development services revenue	$953	$2,704	$(1,751)	(65%)
Screening Revenue
The increase in screening revenue of $10.7 million or 37% was primarily driven by a 50% increase in Galleri sales volume, partially offset by a 9% decrease in ASP. Galleri sales volume increased in the first three months of 2026 as a result of the continued ramp in our commercial activity following the release of the PATHFINDER 2 and SYMPLIFY positive study results, implementation of new pricing strategies, increased adoption of enhanced ordering pathways enabled by EHR integrations, expansion of our partnerships with digital health platforms, and increased enrollment in our REACH/Galleri-Medicare clinical study, alongside growth in orders within the employer channel and self-pay patients driven by rising awareness of early cancer detection.
Development Services Revenue
The decrease in development services revenue of $1.8 million or 65% was primarily driven by a $1.4 million decrease in revenue from pilots with biopharmaceutical partners and a $0.4 million decrease in revenue from clinical development and research services.
Cost of Screening Revenue (Exclusive of Amortization of Intangible Assets)

	Three Months Ended		Change
(in thousands)	March 31, 2026	March 31, 2025	$	%
Cost of screening revenue (exclusive of amortization of intangible assets)	$21,244	$17,123	$4,121	24%
The increase in cost of screening revenue (exclusive of amortization of intangible assets) of $4.1 million or 24% was primarily driven by a 50% increase in Galleri sales volume, partially offset by improved fixed cost leverage due to the increase in volumes, and a decrease in sample reprocessing costs.

Cost of screening revenue (exclusive of amortization of intangible assets) as a percent of revenue decreased 5% in the first three months of 2026 mainly due to improved fixed cost leverage due to the increase in volumes, and a decrease in sample reprocessing costs, partially offset by a 9% decrease in ASP.

Cost of Development Services Revenue

	Three Months Ended		Change
(in thousands)	March 31, 2026	March 31, 2025	$	%
Cost of Development Services Revenue	$376	$1,171	(795)	(68)%

The decrease in cost of development services revenue of $0.8 million or 68% was primarily due to a decrease in pilots with biopharmaceutical partners and a decrease in the number of research samples processed.
Research and Development

	Three Months Ended		Change
(in thousands)	March 31, 2026	March 31, 2025	$	%
Research and development	48,021	53,625	(5,604)	(10)%

The decrease in research and development expenses of $5.6 million or 10% was primarily attributable to a $2.8 million reduction in compensation expenses, driven by reduced headcount, a $2.4 million reduction in laboratory supplies and research collaboration expenses primarily due to lower research sample volumes as a result of validation samples run in the prior year to support our Premarket Approval ("PMA") submission, and a $1.0 million decrease in allocated information technology expenses primarily related to ongoing cost reduction efforts and a change in mix between research and development and commercial samples, as well as reduced headcount within the research and development function. These decreases were partially offset by a $0.7 million increase in stock-based compensation expense primarily due to new equity grants.
Sales and Marketing

	Three Months Ended		Change
(in thousands)	March 31, 2026	March 31, 2025	$	%
Sales and marketing	$30,668	$34,979	(4,311)	(12)%
The decrease in sales and marketing expenses of $4.3 million or 12% was primarily attributable to a $3.7 million decrease in non-recurring marketing event expenses and a $0.7 million decrease in compensation expenses, driven by reduced headcount.

General and Administrative

	Three Months Ended		Change
(in thousands)	March 31, 2026	March 31, 2025	$	%
General and administrative	$42,769	$45,074	$(2,305)	(5%)
The decrease in general and administrative expenses of $2.3 million or 5% was primarily attributable to a $3.5 million decrease in legal and professional services expenses and a $1.4 million decrease in costs associated with the use of contractors and temporary labor, both driven by cost optimization efforts. These decreases were partially offset by a $2.3 million increase in compensation expenses, due to annual wage adjustments and non-recurring bonuses.

Interest Income

	Three Months Ended		Change
(in thousands)	March 31, 2026	March 31, 2025	$	%
Interest income	$7,986	$7,779	$207	3%
The increase in interest income of $0.2 million or 3% was primarily due to a $147.7 million increase in average balances in money market funds and short-term marketable securities, partially offset by decreases in average rates of return.
Benefit from Income Taxes

	Three Months Ended		Change
(in thousands)	March 31, 2026	March 31, 2025	$	%
Benefit from income taxes	$34,336	$40,199	$(5,863)	(15%)
The decrease in benefit from income taxes was primarily driven by a decrease in our loss before taxes and a lower effective tax rate primarily due to fewer discrete tax items related to stock-based compensation expenses.
Non-GAAP Financial Measures and Royalty Payment Suspension
In addition to the results provided throughout this Form 10-Q that are determined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), this Form 10-Q also includes non-GAAP financial measures for the three months ended March 31, 2026 and March 31, 2025. This information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes included elsewhere in this Form 10-Q.
The non-GAAP financial measures, definitions, and explanations to the adjustments to comparable GAAP measures are included below:

Adjusted Gross Profit
Adjusted Gross Profit is a key performance measure that our management uses to assess our operational performance, as it represents the results of revenues and direct costs, which are key components of our operations. We believe that this non-GAAP financial measure is useful to investors and other interested parties in analyzing our financial performance because it reflects the gross profitability of our operations, and excludes the costs associated with our sales and marketing, product development, general and administrative activities and the impact of our financing methods and income taxes.
We calculate Adjusted Gross Profit as gross profit/(loss) (as defined below) adjusted to exclude amortization of intangible assets and stock-based compensation allocated to cost of revenue. Adjusted Gross Profit should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss from operations, net earnings or loss and other GAAP measures of income (loss) or profitability. The following table presents a reconciliation of gross loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted Gross Profit.

	Three Months Ended
(in thousands)	March 31, 2026 (2)	March 31, 2025
Gross loss (1)	$(14,307)	$(19,929)
Amortization of intangible assets	33,472	33,472
Stock-based compensation	533	762
Adjusted Gross Profit	$19,698	$14,305
(1)Gross loss is calculated as total revenue less cost of screening revenue (exclusive of amortization of intangible assets), cost of     development services revenue and cost of revenue — amortization of intangible assets.
(2)Gross loss excludes $2.9 million of royalty expense, calculated in accordance with the Illumina Supply Agreement, that would have been incurred if such royalties had been payable during the first quarter of 2026.
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

The Company defines Adjusted EBITDA as net loss adjusted for amortization of intangible assets,      stock-based compensation, depreciation, benefit from income taxes, interest income and restructuring expenses. These adjustments include non-cash items, significant non-recurring charges and/or other non-operating expenses that we do not believe are indicative of ongoing or future business operations.

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

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Net loss	$(93,187)	$(106,213)
Adjusted to exclude the following:
Amortization of intangible assets (1)	34,584	34,584
Stock-based compensation	16,793	16,211
Depreciation	4,210	4,695
Benefit from income taxes	(34,336)	(40,199)
Interest income	(7,986)	(7,779)
Restructuring	—	(34)
Adjusted EBITDA	$(79,922)	$(98,735)
(1)Represents amortization of intangible assets, including developed technology and trade names.
Royalty Payment Suspension
In addition to providing non-GAAP financial measures, we believe certain additional information relating to the royalty we are required to pay to Illumina in the future is useful to investors to understand the impact of the royalty suspension on our performance. Under the terms of the Illumina Supply Agreement, regardless of whether our products incorporate any Illumina technology, we will be obligated to pay Illumina a royalty. We expect that the royalty payments we will make to Illumina in the foreseeable future will result in a 7% royalty rate. The royalty obligation is currently suspended until December 24, 2026 or any earlier change of control of GRAIL, at which time royalty payments to Illumina will resume, without retroactive effect. Notwithstanding the suspension of the royalty, had we been required to pay the royalty to Illumina for the three month period ended March 31, 2026, we would have made payments of $2.9 million. Refer to Note 10 — Related Party Transactions for further details.

Liquidity and Capital Resources
Sources of Liquidity
From inception through Illumina’s acquisition of GRAIL, we funded operations primarily through the issuance of redeemable convertible preferred stock. Following the acquisition and until completion of the Spin-Off, we received quarterly funding from Illumina. Subsequent to the Spin-Off, we have primarily funded our operations through the sale of common stock and prefunded warrants, as well as generation of revenue from commercial activities. Although we generate revenue from screening and development services, such revenues have not been sufficient to fund our operations.

During 2025, we raised capital through equity financing, including a private investment in public equity (“PIPE”) and sales under an at-the-market (“ATM”) program, generating aggregate net proceeds of $418.8 million. As of March 31, 2026, $189.3 million worth of shares of common stock remained available for issuance under the ATM program.

As of March 31, 2026, our cash and cash equivalents totaled $69.3 million and our short-term marketable securities totaled $753.8 million.
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
Future Funding Requirements
We began generating revenue in mid-2021, but we have continued to incur significant losses and negative cash flows from operations. Subsequent to the acquisition of GRAIL by Illumina, we have incurred net losses of $10.3 billion which includes cumulative charges of $7.5 billion for impairment of goodwill and intangible assets and amortization of intangible assets. We expect to continue to incur operating losses over at least the next several years as we continue to invest in research and development and seek to achieve broad reimbursement of our current commercialized products. We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our working capital and capital expenditure needs into 2030, as of the date of this Form 10-Q. However, we anticipate that we will need to raise additional financing in the future to fund our operations. Our future capital requirements will depend on many factors, including the timing and extent of spending to support commercialization and pipeline product development, market acceptance of our products prior to broad reimbursement, and the timing of broad reimbursement. We are subject to typical risks associated with an early-stage commercial company and are developing the market for multi-cancer early detection. We may encounter complications with executing our business plans that may cause unforeseen expenses and adversely affect our business.
We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies, and intellectual property rights. We may be required to seek additional capital through equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations. Until June 25, 2026, we are also restricted in our ability to raise money through certain transactions or with certain parties pursuant to the terms of the Tax Matters Agreement we entered into with Illumina on June 21, 2024 in connection with the Spin-Off. We may also choose to raise funds through collaborations and licensing arrangements, in which case we may relinquish significant rights or grant licenses on terms that are not favorable to us. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025

Net cash used in operating activities	$(86,989)	$(95,012)
Net cash (used in) provided by investing activities	(93,438)	14,611
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	44	62
Net decrease in cash, cash equivalents, and restricted cash	$(180,383)	$(80,339)
Generally, our net cash provided by financing activities is used to fund our day to day operating activities. First quarter operating cash requirements are generally higher due to payment in the first quarter of our annual bonuses accrued during the prior year. During the three months ended March 31, 2026 and March 31, 2025, $23.4 million and $24.2 million was paid out related to annual bonuses.

Net Cash Used in Operating Activities
The decrease in net cash used in operating activities was primarily driven by a reduction in the net loss, adjusted for non-cash charges of $4.7 million, partially offset by working capital changes of $9.7 million. The improvement in operating cash flow was primarily attributable to increased revenue collections and lower operating expenses, including decreases in marketing expenses, legal and professional services, and costs associated with contractors and temporary labor, driven by cost optimization efforts, as well as lower compensation expenses reflecting a reduction in headcount.
Net Cash Used in Investing Activities
The change in net cash used in investing activities was primarily related to the purchase of marketable securities, net of proceeds from maturities of marketable securities.
Material Cash Requirements
There have been no material changes to our material cash requirements from those disclosed in our 2025 Form 10-K. Refer to Notes 9 and 10 to our Consolidated Financial Statements of our 2025 Form 10-K for a discussion of our operating lease obligations and purchase commitments.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates during the three months ended March 31, 2026. For a complete discussion of our critical accounting estimates, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2025 Form 10-K.

JOBS Act
We are an emerging growth company (“EGC”) under the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have nonetheless irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
We will remain an EGC until the earliest to occur of the following: (i) the last day of the fiscal year in which our total annual gross revenues first meet or exceed at least $1.235 billion (as adjusted for inflation), (ii) the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt, (iii) the last day of the fiscal year in which we (a) have an aggregate worldwide market value of common stock held by non-affiliates of $700 million or more (measured at the end of each fiscal year) as of the last business day of our most recently completed second fiscal quarter and (b) have been a reporting company under the Exchange Act for at least one year (and have filed at least one annual report under the Exchange Act and are not smaller reporting company), or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act. We expect to cease to be an EGC effective December 31, 2026.
Recent Accounting Pronouncements
See Note 2 — Summary Of Significant Accounting Policies to our unaudited Condensed Consolidated Financial Statements included in Item 1. Financial Statements for details of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are exposed to market risk related to changes in interest rates related primarily to our cash, cash equivalents and marketable securities. We had cash and cash equivalents of $69.3 million as of March 31, 2026, which consisted primarily of bank deposits, money market funds and marketable securities. As of March 31, 2026, we had short-term marketable securities of $753.8 million. Our marketable securities are held in U.S. government treasury bills. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. The primary objective of our investment activities is to preserve capital to fund our operations. We do not enter into investments for trading or speculative purposes.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Form 10‑Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
For information with respect to Legal Proceedings, see Note 6 — Legal Proceedings, Commitments, and Contingencies to our condensed consolidated financial statements included in this Form 10-Q.

Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K (filed with the SEC on March 12, 2026). The risks and uncertainties disclosed in such Annual Report and in this Form 10-Q could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the first quarter of fiscal year 2026, there were no material changes to our previously disclosed risk factors.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)    None.
(b)    None.
(c)    None.

Item 6. Exhibits
The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1	Separation and Distribution Agreement, dated June 21, 2024, between Illumina, Inc. and GRAIL, Inc.	8-K	6/24/24	2.1
3.1	Certificate of Incorporation of GRAIL, Inc., dated June 21, 2024	S-8	6/21/24	4.1
3.2	Amended and Restated Bylaws of GRAIL, Inc., dated June 21, 2024	S-8	6/21/24	4.2
3.3	Certificate of Conversion	8-K	6/24/24	3.3
10.1	Transition, Separation and Release Agreement, between GRAIL, Inc. and Robert Ragusa, dated March 11, 2026	10-K	3/12/26	10.15
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				***
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				***
101.DEF	Inline XBRL Extension Definition Linkbase Document				***
101.LAB	Inline XBRL Taxonomy Label Linkbase Document				***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				***
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				***
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

GRAIL, Inc.

Date:	May 7, 2026	By:	/s/ Robert Ragusa
Robert Ragusa Chief Executive Officer (Principal Executive Officer)
Date:	May 7, 2026	By:	/s/ Aaron Freidin
Aaron Freidin Chief Financial Officer (Principal Financial Officer)