Form 10-Q
period 2026-06-30
GRAIL, Inc.
filed 2026-08-06
CIK 1699031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒

As of August 3, 2026, the registrant had 44,666,234 shares of common stock, par value $0.001 per share, outstanding.

1

1

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” “would,” or “will,” the negative of these terms, and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include expectations and projections of our future financial performance, future tests or products, technology, clinical studies, review of our clinical data by the FDA Molecular and Clinical Genetics Panel of the Medical Devices Advisory Committee and the timing thereof, regulatory landscape, compliance and strategy, potential market opportunity, increased competition, anticipated growth strategies including international expansion, sufficiency of cash on hand to finance our business, seasonality, cost savings, facilities plans and lease commencement, budgets and strategies, restructuring and stock-based compensation costs, legal proceedings, impact of the restructuring on our operations, anticipated benefits from our collaboration with Samsung, and anticipated trends in our business.

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

Part I - Financial Information
Item 1. Financial Statements
GRAIL, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$55,645	$249,727
Short-term marketable securities	805,964	654,703
Accounts receivable, net	19,757	18,295
Supplies	17,763	16,017
Prepaid expenses and other current assets	15,593	15,107
Total current assets	914,722	953,849
Property and equipment, net	44,344	51,813
Operating lease right-of-use assets	88,911	52,070
Restricted cash	6,974	6,974
Intangible assets, net	1,781,389	1,850,556
Other non-current assets	7,346	6,753
Total assets	$2,843,686	$2,922,015
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,241	$2,083
Accrued liabilities	64,495	63,945
Operating lease liabilities, current portion	10,698	11,715
Other current liabilities	1,108	1,927
Total current liabilities	83,542	79,670
Operating lease liabilities, net of current portion	80,611	43,148
Deferred tax liability, net	133,706	218,583
Other non-current liabilities	3,173	2,752
Total liabilities	301,032	344,153
Preferred stock, par value of $0.001 per share; 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock $0.001 par value per share, 1,500,000,000 shares authorized as of June 30, 2026 and December 31, 2025 and 44,666,234 and 40,331,360 shares issued and outstanding as of June 30, 2026 and December 31, 2025	45	40
Additional paid-in capital	12,955,884	12,786,848
Accumulated other comprehensive income	1,840	2,655
Accumulated deficit	(10,415,115)	(10,211,681)
Total stockholders’ equity	2,542,654	2,577,862
Total liabilities and stockholders’ equity	$2,843,686	$2,922,015

See accompanying notes to condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue:
Screening revenue	$42,642	$34,379	$82,474	$63,512
Development services revenue	2,045	1,165	2,998	3,869
Total revenue	44,687	35,544	85,472	67,381
Costs and operating expenses:
Cost of screening revenue (exclusive of amortization of intangible assets)	23,347	19,346	44,591	36,469
Cost of development services revenue	434	501	810	1,672
Cost of revenue — amortization of intangible assets	33,472	33,472	66,944	66,944
Research and development	47,429	46,626	95,450	100,251
Sales and marketing	37,657	28,539	68,325	63,518
General and administrative	50,708	37,914	93,477	82,988
Intangible and other assets impairment	25,423	28,000	25,423	28,000
Total costs and operating expenses	218,470	194,398	395,020	379,842
Loss from operations	(173,783)	(158,854)	(309,548)	(312,461)
Other income:
Interest income	7,230	6,809	15,216	14,588
Other income (expense), net	(155)	(811)	101	(1,395)
Total other income, net	7,075	5,998	15,317	13,193
Loss before income taxes	(166,708)	(152,856)	(294,231)	(299,268)
Benefit from income taxes	56,461	38,871	90,797	79,070
Net loss	$(110,247)	$(113,985)	$(203,434)	$(220,198)
Net loss per share — Basic and Diluted	$(2.56)	$(3.18)	$(4.86)	$(6.28)
Weighted-average shares of common stock used in computing net loss per share:	43,112,595	35,793,154	41,883,565	35,054,896

See accompanying notes to condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss	$(110,247)	$(113,985)	$(203,434)	$(220,198)
Other comprehensive income (loss):
Change in net unrealized loss on marketable securities	(154)	(59)	(596)	(309)
Foreign currency translation adjustment	121	696	(219)	1,161
Comprehensive loss	$(110,280)	$(113,348)	$(204,249)	$(219,346)
See accompanying notes to condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2025	40,331,360	$40	$12,786,848	$2,655	$(10,211,681)	$2,577,862
Net loss	—	—	—	—	(93,187)	(93,187)
Stock-based compensation expense	—	—	16,793	—	—	16,793
Other comprehensive loss	—	—	—	(782)	—	(782)
Release of restricted stock units	802,859	1	(1)	—	—	—
Balance at March 31, 2026	41,134,219	41	12,803,640	1,873	(10,304,868)	2,500,686
Net loss	—	—	—	—	(110,247)	(110,247)
Stock-based compensation expense	—	—	19,557	—	—	19,557
Issuance of common stock under ESPP	87,446	—	4,593	—	—	4,593
Other comprehensive loss	—	—	—	(33)	—	(33)
Release of restricted stock units	1,874,261	2	(2)	—	—	—
Issuance of common stock and recognition of the Samsung Stock Purchase Agreement, including the deferred asset, net of tax benefit and issuance costs	1,570,308	2	128,096	—	—	128,098
Balance at June 30, 2026	44,666,234	$45	$12,955,884	$1,840	$(10,415,115)	$2,542,654

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2024	33,893,409	$34	$12,305,250	$1,451	$(9,803,330)	$2,503,405
Net loss	—	—	—	—	(106,213)	(106,213)
Stock-based compensation expense	—	—	16,261	—	—	16,261
Other comprehensive income	—	—	—	215	—	215
Release of restricted stock units	1,403,449	1	(1)	—	—	—
Balance as of March 31, 2025	35,296,858	35	12,321,510	1,666	(9,909,543)	2,413,668
Net loss	—	—	—	—	(113,985)	(113,985)
Stock-based compensation expense	—	—	14,323	—	—	14,323
Other comprehensive income	—	—	—	637	—	637
Release of restricted stock units	750,941	1	(1)	—	—	—
Balance as of June 30, 2025	36,047,799	$36	$12,335,832	$2,303	$(10,023,528)	$2,314,643

See accompanying notes to condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net loss	$(203,434)	$(220,198)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of intangible assets	69,167	69,167
Depreciation	8,315	9,287
Stock-based compensation expense	36,350	30,379
Deferred income taxes	(91,220)	(79,070)
Amortization of discount on marketable securities	(12,778)	(11,811)
Intangible and other assets impairment	25,423	28,000
Credit loss expense	631	412
Other	(259)	1,094
Changes in operating assets and liabilities:
Accounts receivable, net	(2,093)	3,587
Supplies	(1,746)	(902)
Operating lease right-of-use assets and liabilities, net	(395)	363
Prepaid expenses and other assets	(1,078)	4,790
Accounts payable	5,190	1,405
Accrued and other liabilities	208	(8,480)
Net cash used in operating activities	(167,719)	(171,977)
Cash flows from investing activities
Purchases of property and equipment	(935)	(431)
Purchases of marketable securities	(800,279)	(502,489)
Proceeds from maturities of marketable securities	661,200	587,900
Net cash (used in) provided by investing activities	(140,014)	84,980
Cash flows from financing activities
Issuance of common stock under ESPP	4,593	—
Proceeds from issuance of common stock in connection with the Samsung SPA, net of issuance costs	109,018	—
Net cash provided by financing activities	113,611	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	40	190
Net decrease in cash, cash equivalents, and restricted cash	(194,082)	(86,807)
Cash, cash equivalents and restricted cash — beginning of period	256,701	217,583
Cash, cash equivalents and restricted cash — end of period	$62,619	$130,776
Represented by:
Cash and cash equivalents	$55,645	$127,427
Restricted cash	6,974	3,349
Total	$62,619	$130,776
Supplemental cash flow information:
Property and equipment included in accounts payable and accrued liabilities	$(89)	$(127)
Operating cash flows paid for operating leases, net	$(8,525)	$(8,671)
Right-of-use assets obtained in exchange for new operating lease liabilities	$45,139	$—
Tax benefit recognized in connection with the Samsung SPA deferred asset	$6,343	$—

See accompanying notes to condensed consolidated financial statements.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS
GRAIL, Inc. (“GRAIL” or the “Company”), is an innovative commercial-stage healthcare company focused on shifting the paradigm of early cancer detection. The Company’s Galleri blood test is a commercially available screening test for early detection of multiple types of cancer. GRAIL’s stock is listed on the Nasdaq Stock Exchange under the ticker symbol “GRAL”.
The Company had $55.6 million of cash and cash equivalents and $806.0 million of short-term marketable securities as of June 30, 2026. The Company believes that its existing cash, cash equivalents and short-term marketable securities will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months, as of the date these condensed consolidated financial statements are filed.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods presented. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, and all intercompany balances and transactions have been eliminated in consolidation. Due to the application of pushdown accounting, the Company’s balance sheet includes intangible assets recognized by Illumina, Inc. (“Illumina”) in connection with Illumina’s acquisition of the Company.
The Company’s accounting policies are described in Note 2 — Summary Of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K (filed on March 12, 2026) for the year ended December 31, 2025 (the “2025 Form 10-K”). There have been no changes to these accounting policies during the six months ended June 30, 2026, except as described below.
Accounts Receivable, Net
Accounts receivable represent unconditional rights to consideration from customers. Accounts receivable are evaluated regularly for collectability and potential credit losses. Allowance for credit losses is estimated based on management’s assessment of historical collection trends and current financial conditions of customers assuming those conditions as of the balance sheet date do not change for the remaining life of the asset, among other factors. These reserves are re-evaluated on a regular basis and adjusted, as needed. Once a receivable is deemed to be uncollectible, the receivable balance is charged against the reserve. As of June 30, 2026, and December 31, 2025, the Company had $3.8 million and $3.6 million of allowance for credit losses.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Deferred assets
The Company recognizes a deferred asset for upfront share-based consideration payable to a customer when such consideration is recognized as an asset based on the substance of the arrangement. The deferred asset recognized in connection with the Samsung Stock Purchase Agreement (the “Samsung SPA”) represents upfront share-based consideration payable to a customer.
The Company evaluates the deferred asset for recoverability whenever facts and circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized to the extent the carrying amount of the asset exceeds the remaining amount of consideration the Company expects to receive in exchange for the related goods or services, less the costs that relate directly to providing those goods or services and that have not yet been recognized as expenses. Impairment losses are recognized in the period in which they are identified and are not subsequently reversed.
During the three and six months ended June 30, 2026, the Company concluded that the deferred asset recognized in connection with the Samsung SPA was not recoverable. Accordingly, the Company recognized a full impairment charge of $25.4 million.
Concentration of Credit Risk
Financial Instruments
The Company is subject to credit risk from its portfolio of cash, cash equivalents and short-term marketable securities held at three accredited financial institutions. As of June 30, 2026, the Company had $55.6 million of cash and cash equivalents, and short-term marketable securities of $806.0 million. The Company limits its exposure to credit losses by investing in money market funds and United States (“U.S.”) government treasury securities through U.S. banks with high credit ratings. The Company’s cash consists of deposits held with banks that may at times exceed federally insured limits, however, its exposure to credit risk in the event of default by the financial institution is limited to the extent of amounts recorded on the condensed consolidated balance sheets. The Company performs evaluations of the relative credit standing of these financial institutions to limit the amount of credit exposure. The Company has not experienced any losses in such accounts.
As of June 30, 2026, the Company had no off-balance sheet concentrations of credit risk.
Customers
The Company is subject to credit risk related to its accounts receivable. Accounts receivable primarily arise from testing services performed in the U.S. and are primarily with biopharmaceutical companies, healthcare organizations, employers, digital health platforms, concierge medicine practices, life insurance companies, international distributors, Centers for Medicare & Medicaid Services, and individuals. The Company does not require collateral. Accounts receivable are recorded net of the allowance for credit losses.
Significant customers are those that represent more than 10% of total revenue or accounts receivable, net for the periods and as of each consolidated balance sheet date presented, respectively.
For the three and six months ended June 30, 2026, one customer accounted for approximately 10% of the Company’s revenue. For the three and six months ended June 30, 2025, no single customer accounted for 10% or more of the Company’s revenue.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of June 30, 2026, one customer accounted for approximately 12% of the Company's accounts receivable, net. As of December 31, 2025 no single customer accounted for 10% or more of the Company’s accounts receivable, net.
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
Reclassification
Certain amounts for the period ended June 30, 2025, in Note 11 — Segment Information, of these condensed consolidated financial statements have been reclassified to conform to the current period presentation.
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
In May 2025, the FASB issued ASU No. 2025-04, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). This update addresses diversity in practice and improves the operability of accounting for share-based consideration granted to customers. The amendments clarify how to distinguish between service and performance conditions for vesting, require entities to estimate forfeitures for all share-based consideration payable to customers, and specifies that variable consideration guidance in ASC 606 does not apply when measuring such awards. This guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The transition method may be modified retrospective or on a retrospective basis. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
NOTE 3. REVENUE
The following table presents the Company’s revenue disaggregated by geographic areas based on the customers’ locations:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
United States
Screening	$41,447	$34,208	$80,173	$62,912
Development Services	200	—	200	255
International(1)
Screening	1,195	171	2,301	600
Development Services	1,845	1,165	2,798	3,614
Total	$44,687	$35,544	$85,472	$67,381
(1) International region includes revenue earned from customers located outside of the United States.
The following table presents the Company’s revenue disaggregated by revenue source:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Screening
Commercial	$39,784	$33,472	$77,449	$62,253
Government(1)	2,858	907	5,025	1,259
Development Services
Commercial	2,045	1,165	2,998	3,869
Total	$44,687	$35,544	$85,472	$67,381
(1) Government screening revenue primarily consists of revenue earned as part of our Galleri-Medicare clinical study.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 4. BALANCE SHEET COMPONENTS
The following tables present financial information of certain condensed consolidated balance sheet components:

Accounts receivable, net	June 30, 2026	December 31, 2025
(in thousands)
Trade accounts receivable, gross	$23,511	$21,899
Allowance for credit losses	(3,754)	(3,604)
Total accounts receivable, net	$19,757	$18,295

Accrued liabilities	June 30, 2026	December 31, 2025
(in thousands)
Accrued compensation expenses	$31,656	$36,299
Accrued clinical studies and research and development expenses	15,728	15,656
Accrued legal and professional service expenses	4,524	3,650
Accrued other expenses	12,587	8,340
Total accrued liabilities	$64,495	$63,945
Long-lived assets
On February 19, 2026, the Company issued a press release announcing top-line results from its NHS-Galleri trial (“NHS-Galleri Trial”). Immediately following the release of this information, the Company’s market capitalization decreased materially. This sustained decrease in market capitalization represented a possible impairment indicator that warranted a quantitative impairment analysis of the Company’s long-lived assets.
During the first quarter of 2026, the Company performed a recoverability test at the asset group level, which was determined to be equivalent to its reporting unit to assess potential impairment of long-lived assets, which consist primarily of intangible assets with finite lives.
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
The results of the recoverability test showed that the estimated undiscounted net cash flows to be generated from the use of the Company’s long-lived assets exceeded its net carrying value. As a result, no write-down of long-lived assets was recognized during the three and six months ended June 30, 2026.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 5. FAIR VALUE MEASUREMENTS, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables represent the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	June 30, 2026
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$53,571	$53,571	$—	$—
Total cash equivalents	53,571	53,571	—	—
U.S. government treasury bills	805,964	805,964	—	—
Total short-term marketable securities	805,964	805,964	—	—
Total	$859,535	$859,535	$—	$—

	December 31, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$63,195	$63,195	$—	$—
U.S. government treasury bills	184,041	184,041	—	—
Total cash equivalents	247,236	247,236	—	—
U.S. government treasury bills	654,703	654,703	—	—
Total short-term marketable securities	654,703	654,703	—	—
Total	$901,939	$901,939	$—	$—
The following tables summarize the Company’s cash equivalents and marketable securities’ amortized costs, gross unrealized gains, gross unrealized losses, and estimated fair values by significant investment category:

	June 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$53,571	$—	$—	$53,571
U.S. government treasury bills	806,184	—	(220)	805,964
Total	$859,755	$—	$(220)	$859,535

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$63,195	$—	$—	$63,195
U.S. government treasury bills	838,368	376	—	838,744
Total	$901,563	$376	$—	$901,939
All of the Company’s marketable securities had maturities of less than one year.
The Company had seventeen securities with a fair value of $806.0 million in an unrealized loss position as of June 30, 2026 and no securities in an unrealized loss position as of December 31, 2025. None of the Company’s marketable securities had been in an unrealized loss position for more than one year as of June 30, 2026. It was determined that no credit losses exist as of June 30, 2026 because the change in market value for those securities that were in an unrealized loss position resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. The Company does not intend to sell the money market funds and short term investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 6. LEASES
The Company has entered into operating leases for facilities and equipment used for research and development. Operating leases have remaining lease terms which range from less than 1 year to 11 years, and often include one or more options to renew. These renewal terms can extend the lease term from 5 to 15 years and are included in the lease term when it is reasonably certain that the option will be exercised. The exercise of lease renewal and termination options are at the sole discretion of the Company. The Company also has variable lease payments that are primarily comprised of common area maintenance and utility charges.
On September 11, 2025, the Company entered into a commercial lease agreement (the “Lease”) with Sunnyvale Office Acquisition, LLC for approximately 75,556 square feet of office space to serve as the Company’s new corporate headquarters in Sunnyvale, California. The Lease was subsequently amended in May 2026 to revise the leased premises to 74,901 square feet and to update the base rent and tenant’s share of expenses to reflect the revised rentable square footage. The leased premises became available for the Company’s use on June 1, 2026, at which time the Company obtained control of the underlying asset. Accordingly, the Lease commenced for accounting purposes on June 1, 2026.
The Lease has an initial term of approximately 11 years and expires on September 30, 2037. The Lease includes one option to renew for an additional five-year term.
Upon lease commencement, the Company recognized an operating lease right-of-use asset of $45.1 million and a corresponding operating lease liability of $44.9 million, measured using an incremental borrowing rate of 6.27%. Total estimated aggregate base rent payments under the Lease are approximately $61.5 million, excluding any payments associated with the renewal option.
The components of lease costs are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease costs	$4,286	$4,394	$8,301	$8,911
Variable lease costs	1,164	1,015	1,985	2,055
Total lease costs	$5,450	$5,409	$10,286	$10,966
The Company’s weighted average remaining lease term and weighted average discount rate for operating leases were as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term	8.7 years	6.9 years
Weighted average discount rate	4.5%	2.6%

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Future undiscounted lease payments under operating leases as of June 30, 2026 were as follows:

(in thousands)	Amount
Remainder of 2026	$8,060
2027	8,435
2028	13,560
2029	14,164
2030	14,148
2031 and thereafter	68,489
Total undiscounted lease payments	$126,856
Less: Imputed interest	(25,857)
Less: Tenant improvement allowance*	(9,690)
Total operating lease liabilities	$91,309
_________
*Tenant improvement allowance is estimated to be received as follows: approximately $0.4 million in the next twelve months and $9.3 million thereafter.
NOTE 7. COMMON STOCK
Samsung Stock Purchase Agreement (the “Samsung SPA”)

On June 25, 2026, the Company completed the issuance and sale of an aggregate of 1,570,308 shares of the Company's common stock to Samsung C&T Corporation (“Samsung C&T”) and Samsung Electronics Singapore Pte. Ltd. (together with Samsung C&T, the “Samsung Investors”) in a private placement at a purchase price of $70.05 per share, for aggregate gross proceeds of approximately $110.0 million, pursuant to a Stock Purchase Agreement (the “Samsung SPA”), dated as of October 16, 2025, by and among the Company, the Samsung Investors, and Samsung Electronics Co., Ltd. (“Samsung Electronics”). The Company intends to use the net proceeds to fund its commercial activities and reimbursement efforts, as well as for working capital and other general corporate purposes.

The closing of the Samsung SPA was contingent upon, among other things, (i) execution of the Business Collaboration Agreement by January 31, 2026, and (ii) receipt of required regulatory approvals, including approval from the Committee on Foreign Investment in the United States ("CFIUS"). On January 27, 2026, the Company executed a Business Collaboration Agreement with Samsung C&T (“Samsung BCA”) and on January 31, 2026 executed a Strategic and Operational Collaboration Agreement with Samsung Electronics. The Company subsequently received CFIUS approval in June 2026. The execution of these agreements and receipt of the required regulatory approval satisfied the conditions to closing under the Samsung SPA.

Management concluded that the Samsung SPA and the Samsung BCA represent a single commercial arrangement and that a portion of the consideration received under the Samsung SPA represents share-based consideration payable to a customer in exchange for distinct goods or services to be received under the Samsung BCA. Accordingly, the transaction was accounted for under ASC 718, Compensation—Stock Compensation (“ASC 718”) and ASC 606, Revenue from Contracts with Customers (“ASC 606”).

On October 16, 2025, the Company's common stock had a closing market price of $86.41 per share as compared to the contractual purchase price of $70.05 per share. The share-based consideration met the criteria for equity classification under ASC 718, and the closing conditions were determined to represent performance conditions of the award. The consideration in connection with this transaction was contingent upon the performance conditions becoming probable of being satisfied. These conditions were satisfied during the second quarter of 2026, and the Company recognized the transaction, upon closing, during the three months ended June 30, 2026.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Although the contractual purchase price of $70.05 per share represented a 10% premium to the 15-day volume-weighted average trading price of the Company's common stock immediately preceding execution of the Samsung SPA, ASC 718 requires the share-based consideration to be measured at its grant-date fair value. The grant-date fair value of the share-based consideration of $25.4 million was determined using a forward contract valuation methodology. The valuation primarily reflected the difference between the grant-date closing market price of the Company's common stock of $86.41 per share and the contractual purchase price of $70.05 per share. The excess of the grant-date fair value over the contractual purchase price was recognized as a deferred asset because the Company expects to recognize future revenue generated under the Samsung BCA, but no contract with a customer within the scope of ASC 606 existed at the recognition date.

During the second quarter of 2026, the Company evaluated the deferred asset for recoverability. Based on management's estimate, the carrying amount of the deferred asset was not recoverable under the executed Samsung BCA based on the estimated consideration expected to be received, less the remaining costs directly related to providing the associated goods and services. Accordingly, the Company recognized a full impairment charge of $25.4 million during the three and six months ended June 30, 2026.
NOTE 8. LEGAL PROCEEDINGS, COMMITMENTS, AND CONTINGENCIES
The Company is subject to various claims, complaints, regulatory proceedings, and legal actions that arise from time to time in the ordinary course of business.

Illumina Federal Securities Class Actions

On November 11, 2023, the first of three securities class action complaints was filed against Illumina and certain of its current and former executive officers in the United States District Court for the Southern District of California. The first-filed case is captioned Kangas v. Illumina, Inc. et al., the second-filed case is captioned Roy v. Illumina, Inc. et al., and the third-filed case is captioned Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al. (collectively, the “Illumina Actions”). The complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts relating to Illumina’s acquisition of GRAIL. The complaints seek unspecified damages, interest, fees, and costs. On January 9, 2024, four movants filed motions to consolidate the Illumina Actions and to appoint a lead plaintiff (“Lead Plaintiff Motions”). On April 11, 2024, the Court issued an order consolidating the Illumina Actions into a single action (captioned in re Illumina, Inc. Securities Litigation No. 23-cv-2082-LL-MMP), and appointed Universal-Investment-Gesellschaft mbH, UI BVK Kapitalverwaltungsgesellschaft mbH, and ACATIS Investment Kapitalverwaltungsgesellschaft mbH as lead plaintiffs. (the “Lead Plaintiffs”). On June 21, 2024, the Lead Plaintiffs filed a consolidated amended complaint. The amended complaint alleges that GRAIL, in addition to Illumina, and certain of their respective current and former directors and others violated sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with Illumina's acquisition of GRAIL and disclosures concerning the same. GRAIL has an indemnification obligation for certain current and former directors and officers involved in the matter pursuant to indemnification agreements entered into by these individuals and GRAIL. On September 13, 2024 the plaintiffs further amended the complaint. On November 12, 2024, the Company moved to dismiss Lead Plaintiffs’ second amended complaint for failure to state a claim under Sections 10(b) and 20(a) of the Exchange Act. Lead Plaintiffs filed their opposition to the motion to dismiss on December 20, 2024, and the Company filed its reply in support of its motion to dismiss on February 3, 2025. On September 26, 2025, the court granted the motion to dismiss for failure to state a claim with leave to amend, and ordered the plaintiffs to file an amended complaint, if any, by October 27, 2025. On October 27, 2025, the Lead Plaintiffs filed their third amended complaint. On December 11, 2025, the Company filed a motion to dismiss Lead Plaintiffs’ third amended complaint. On February 4, 2026, the Lead Plaintiffs opposed the motion to dismiss, and on March 6, 2026, the Company filed a reply in support of its motion to dismiss. In light of the fact that the lawsuits are in an early stage, the Company cannot predict the ultimate outcome of the suits.

NHS-Galleri Disclosures Federal Securities Class Action And Related Actions

On June 5, 2026, a putative securities class action captioned Robbins v. GRAIL, Inc. et al was filed against the Company and certain of its current and former executive officers in the Northern District of California, alleging

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b‑5 by making materially false and misleading statements regarding the NHS‑Galleri Trial. The complaint seeks certification of a class of investors who purchased GRAIL stock during the alleged class period and monetary damages, plus interest, attorneys’ and experts’ fees, costs, and other relief that may be awarded by the court. The Company has an indemnification obligation for certain current and former officers involved in the matter pursuant to indemnification agreements entered into by these individuals and GRAIL. The action is at an early stage, and no responsive pleadings have yet been filed. The case is pending appointment of lead plaintiff(s). The parties have stipulated to extend defendants’ deadline to respond to the complaint until after the lead plaintiff process is complete, at which point a consolidated amended complaint is expected to be filed.
On June 23, 2026, a shareholder derivative action captioned Augitto v. Ragusa et al. was filed against the Company’s current Board members and certain current and former officers in the Northern District of California, alleging that defendants breached their fiduciary duties by causing or permitting the Company to make materially false and misleading statements and omissions concerning the NHS‑Galleri Trial, tracking the same alleged misstatements, and omissions underlying the Robbins action. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Exchange Act Section 14(a) in connection with the Company’s 2025 proxy statement, and derivative contribution claims under Sections 10(b) and 21D. The complaint seeks relief on behalf of the Company, including damages, equitable relief, attorneys’ and experts’ fees, costs, and other relief that may be awarded by the court. The action is at an early stage and has been related to the Robbins securities action. The parties have stipulated to extend defendants’ deadline to respond to the complaint until September 14, 2026.
Other Legal Matters
Legal matters include various claims, complaints, and legal actions that arise from time to time. The Company has entered into indemnification agreements with each of its current and former directors, executive officers, and certain other officers, to provide, among other things, for indemnification to the fullest extent permitted by law and our certificate of incorporation and bylaws, and has certain obligations to these individuals, which may give rise to liability for the Company even if the Company is not directly named. The Company has indemnification obligations in respect of the Illumina Actions and with respect to other legal matters that may arise, or have arisen, from time to time. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.
The Company is involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to employment matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the consolidated financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Since litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures. The Company may change its estimates if its assessment of the various factors changes and the amount of ultimate loss may differ from estimates, resulting in a material effect on the Company’s business, financial condition, results of operations, and/or cash flows. As of June 30, 2026, the Company is unable to estimate a range of possible loss in excess of the amounts accrued.
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
On June 21, 2024, in connection with the Company’s spin-off from Illumina (the “Spin-Off”), Illumina and the Company entered into the Tax Matters Agreement to govern the respective rights, responsibilities and obligations

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
of Illumina and the Company after the Spin-Off with respect to all tax matters and will include restrictions to preserve the tax-free status of the Distribution. The Tax Matters Agreement included a number of restrictions on the Company to preserve the intended tax treatment of the Spin-Off. Breach of any covenant or representation contained in the Tax Matters Agreement will result in liability to specific separation taxes. As of June 30, 2026, as it was not probable that the Company will breach the agreement, no contingent liability was recorded in connection with the Tax Matters Agreement.
NOTE 9. NET LOSS PER SHARE
The following table presents the calculation of the Company’s basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator
Net loss	$(110,247)	$(113,985)	$(203,434)	$(220,198)
Denominator
Weighted average shares of common stock—basic and diluted	43,112,595	35,793,154	41,883,565	35,054,896
Net loss per share
Basic and Diluted	$(2.56)	$(3.18)	$(4.86)	$(6.28)
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented as they had an anti-dilutive effect:

	Three and Six Months Ended
	June 30, 2026	June 30, 2025
Unvested restricted stock units	3,793,427	5,261,148
Unvested performance options	104,315	104,315
Shares issuable under ESPP	83,140	145,433
Unvested performance stock units	21,001	—
Total	4,001,883	5,510,896

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The worldwide effective income tax rates for the six months ended June 30, 2026 and June 30, 2025 were 30.85% and 26.40%, respectively. The increase in benefit from income taxes was primarily driven by discrete tax benefits from stock-based compensation and asset impairment as well as a higher effective tax rate due to these discrete tax benefits.
The effective tax rate was higher than the 21% U.S. federal statutory rate for the six months ended June 30, 2026, primarily due to state taxes and discrete tax benefits.
The Company accounts for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Interest and penalties related to unrecognized tax benefits are included within income tax expense. For the six months ended June 30, 2026, the Company recorded an income tax benefit related to its Federal and California R&D Credits of $1.5 million and $0.8 million, respectively.
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

Effective June 1, 2026, Dr. Joshua Ofman was appointed chief executive officer and became the Company’s CODM. Following this leadership transition, the Company revised the internal management reporting package provided to the CODM, including changes to the presentation and composition of segment expenses, to align with how the CODM manages operations, assesses performance, allocates resources, and develops strategic priorities. As a result, the Company updated its segment reporting structure and has revised the presentation of segment information for the six months ended June 30, 2026, and three and six months ended June 30, 2025, to conform to the current-period presentation. The Company continues to operate and manage its business as one reportable segment and the revised presentation does not change total revenue, total costs and operating expenses, or net loss for any period presented.
The following table includes the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the three and six months ended June 30, 2026 and June 30, 2025 is included in the table below:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue:
Screening revenue	$42,642	$34,379	$82,474	$63,512
Development services revenue	2,045	1,165	2,998	3,869
Total revenue	44,687	35,544	85,472	67,381
Costs and operating expenses:
Cost of screening revenue (exclusive of amortization of intangible assets) (1)	23,347	19,346	44,591	36,469
Cost of development services revenue (1)	434	501	810	1,672
Research and development	42,463	42,169	84,949	90,609
Sales and marketing	33,121	24,672	59,652	55,494
General and administrative	37,810	28,707	70,241	63,467
Depreciation and intangible assets amortization	36,964	37,252	74,186	74,931
Stock-based compensation	18,908	13,751	35,168	29,200
Intangible and other assets impairment	25,423	28,000	25,423	28,000
Total costs and operating expenses	218,470	194,398	395,020	379,842
Loss from operations	(173,783)	(158,854)	(309,548)	(312,461)
Other income (expense):
Interest income	7,230	6,809	15,216	14,588
Other income (expense), net	(155)	(811)	101	(1,395)
Benefit from income taxes	56,461	38,871	90,797	79,070
Net loss	$(110,247)	$(113,985)	$(203,434)	$(220,198)
(1) Cost of screening revenue (exclusive of amortization of intangible assets) and cost of development services revenue include stock-based compensation expense of $0.6 million and $1.1 million for the three and six months ended June 30, 2026 and $0.4 million and $1.2 million for the three and six months ended June 30, 2025.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 12. RELATED PARTY TRANSACTIONS
The Company was a subsidiary of Illumina, Inc. between August 19, 2021 to June 23, 2024. Subsequent to the Spin-Off, Illumina retained a 14.5% stake in the Company and was considered a related party. During the fourth quarter of 2025, Illumina reduced its ownership to less than 10%. As a result, Illumina is not, and was not in the three and six months ended June 30, 2026, a related party of the Company.
Illumina was both a customer and a major supplier of the Company’s reagents and capital equipment during the relevant periods. Goods and services transactions with Illumina are invoiced and paid when due.
Goods and services transactions with Illumina for the period during which Illumina qualified as a related party of the Company were as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2025
Screening revenue	$52	$129
Cost of screening revenue	1,176	2,687
Cost of development services revenue	19	182
Operating expenses—Research and development	578	1,974
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
Overview

Our Business
We are an innovative commercial-stage healthcare company focused on shifting the paradigm in early cancer detection at population scale. We believe screening individuals for many types of cancer with a single test represents a significant opportunity to reduce the global burden of cancer. Our multi-cancer early detection (“MCED”) test (“Galleri”) can screen for many types of cancer, accurately predicting the specific organ or tissue type where the cancer signal originated (the “Cancer Signal of Origin”, or “CSO”), with high positive predictive values (“PPV”) and low false positive rates, all from a simple blood draw. Galleri has detected some of the most aggressive cancers in early stages including, among others, endometrial, esophageal, gastrointestinal, head and neck, liver, pancreatic, and rectal cancers. We have conducted what we believe is the largest clinical program in genomic medicine to date with data from over 385,000 participants that we believe demonstrate the clinical validation and clinical utility of Galleri in its intended use population. We have deep operational experience with over 925,000 tests processed across this clinical program and from our commercial experience, including through partnerships with leading healthcare systems, employers, digital health platforms, payors, international distributors and life insurance providers.

Recently we presented results from two of our large, interventional clinical trials, PATHFINDER 2 and NHS-Galleri Trial at the Annual American Society of Clinical Oncology (“ASCO”) meeting in June 2026, and included certain results from those studies in our premarket approval application (“PMA”) to the Food and Drug Administration (“FDA”), that we submitted to the FDA in January 2026 and which has been accepted by the FDA for review. Performance and safety data focused on the first approximately 25,000 participants of our approximately 35,000 participant PATHFINDER 2 study that were initially presented at the European Society for Medical Oncology (“ESMO”) in October 2025 (the “PATHFINDER 2 Initial Results”) and demonstrated that adding Galleri to recommended (breast, cervical, colorectal and lung) screenings led to a more than seven-fold increase in the number of cancers found within a year, and an approximately three-fold increase when prostate screening was included. Results from the full approximately 35,000 participants in the PATHFINDER 2 study were generally consistent with the results presented at ESMO. We presented results from our three-year, randomized controlled NHS-Galleri Trial which demonstrated a substantial reduction in stage 4 cancer diagnoses, increased stage 1 and 2 detection of deadly cancers, and four-fold higher cancer detection rate when compared to recommended screenings alone. Although the primary endpoint of statistically significant combined stage 3 and 4 reduction in a pre-specified group of 12 deadly cancers was not observed; there was a favorable trend toward fewer combined stage 3 and 4 cancers in the intervention arm after the prevalent screening round. Galleri detected 366 Stage I and II cancers, more than the 290 cancers detected at any stage by the entirety of the U.K.’s standard of care screening program in the control arm. Additionally, adding Galleri was associated with a 25% reduction in cancers diagnosed after emergency presentation. Emergency presentations are among the costliest cancer diagnoses and are associated with the poorest patient outcomes.

The PATHFINDER 2 Initial Results and the performance and safety metrics from the first year (prevalent screening round) of our NHS-Galleri Trial were included in our PMA submission, along with results of a bridging study.

We designed Galleri to detect cancer early, when it is more amenable to curative treatment, and we launched Galleri in the United States in mid-2021. Galleri works by detecting DNA fragments shed into the bloodstream by tumor cells and analyzing specific methylation patterns that can be used to both identify a general cancer signal and localize that signal to a specific organ or tissue type. We have sold over 595,000 commercial Galleri tests through June 30, 2026, with over 117,000 sold during the six months ended June 30, 2026.

As an early pioneer of MCED testing, we have established strong relationships within the cancer and primary care community, including through partnerships with academic and community medical centers, key opinion leaders, and governmental policy and advocacy partners. We have shared evidence supporting our MCED testing at renowned medical conferences, such as the American Association of Cancer Research (“AACR”), ASCO, ESMO, and American Academy of Family Physicians. We have also published results from our studies in leading scientific and medical journals, including The Lancet, Nature, Nature Medicine, Cancer Cell, and The Lancet Oncology.
Since our inception, we have incurred net losses each year. We incurred net losses of $110.2 million and $114.0 million for the three months ended June 30, 2026 and June 30, 2025 and $203.4 million and $220.2 million for the six months ended June 30, 2026 and June 30, 2025. Substantially all of our net losses resulted from the application of pushdown accounting, including goodwill and intangible and other asset impairments and the amortization of intangible assets, as well as our research and development programs, general and administrative costs associated with our operations, and sales and marketing costs associated with commercializing our products. As a result of the application of pushdown accounting, our balance sheet includes intangible assets, which may be subject to additional impairment over time. We expect to continue to incur operating losses for at least the next several years as we invest in research and development and the commercialization of existing products.
Adjusted EBITDA was $(90.3) million and $(78.3) million for the three months ended June 30, 2026 and June 30, 2025 and $(170.2) million and $(177.1) million for the six months ended June 30, 2026 and June 30, 2025. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable U.S. generally accepted accounting principle (“GAAP”) financial measure, information about why we consider Adjusted EBITDA useful and a discussion of the material risks and limitations of these measures, please see “Non-GAAP Financial Measures” below.

Strategic Collaboration with Samsung and Closing of $110 million Equity Investment

In June we completed our previously announced issuance and sale of an aggregate of 1,570,308 shares of our common stock to Samsung C&T Corporation (“Samsung C&T”) and Samsung Electronics Singapore Pte. Ltd. in a private placement at a purchase price of $70.05 per share, for aggregate gross proceeds of approximately $110.0 million. We intend to use the net proceeds to fund our commercial activities and reimbursement efforts, as well as for working capital and other general corporate purposes.

In connection with this investment, our strategic collaborations with Samsung C&T and Samsung Electronics Co., Ltd. (“Samsung Electronics”) became effective. We intend to work with Samsung C&T as exclusive partners to commercialize Galleri in Korea and, potentially, other key Asian markets, including Japan and Singapore. In addition, we and Samsung Electronics intend to explore potential additional strategic and operational collaborations.

Key Factors Affecting Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•FDA and other regulatory approval and reimbursement. Our performance will be impacted by the extent to which we can secure reimbursement and coverage for Galleri. Prior to broader coverage and reimbursement in the United States, we will continue our work with clinics and health systems to accelerate utilization, and with self-insured employers and health insurers to offer and cover Galleri. Galleri is currently available as a laboratory developed test (“LDT”) in the United States and we have established coverage and reimbursement from a number of self-insured employers and health plans, including coverage from TRICARE, but we do not currently have broader coverage and reimbursement by Medicare or large commercial insurers. While Galleri has not been approved or cleared by the FDA, FDA approval is currently not required to market our test in the United States. We are pursuing FDA approval to help support broad access for Galleri in the United States and we submitted a PMA for Galleri to the FDA in January 2026. The FDA Molecular and Clinical Genetics Panel of the Medical Devices Advisory Committee is expected to be scheduled to review the Galleri PMA this fall. Obtaining PMA approval can take several months or years from the time an application is submitted, if at all, and any negative advisory committee recommendation could materially impede the chances for approval. Moreover, the regulatory requirements surrounding the pathway to PMA for laboratory tests have in the recent past, and may in the future, be subject to change. We believe that FDA approval, if obtained, could unlock coverage from large commercial payors in the United States. In February 2026, a new law created a coverage benefit category to enable coverage of FDA-approved MCED tests by Medicare, with authority for Centers for Medicare and Medicaid Services (“CMS”) to initiate coverage as early as January 1, 2029 for the aged 50-65 Medicare population and expanding one age-year at a time annually. If we obtain FDA approval, we expect to pursue coverage through this new law and, subsequently, inclusion of Galleri in the United States Preventive Services Task Force (“USPSTF”) guideline recommendation, although such inclusion may take years and is not certain even with FDA approval. Should USPSTF recommend Galleri with an A or B recommendation, CMS would then have the authority to expand coverage beyond what is covered under the MCED benefit category. We believe FDA approval and, to a greater extent, inclusion in USPSTF guideline recommendations would further increase adoption and market acceptance of our tests. Over time, we have and may continue to opt to provide rebates or discounts to certain customers, or reduce pricing in order to access a broader population base and accelerate adoption. In the United Kingdom, NHS England (which is being merged with the Department of Health and Social Care) (the “NHS”) will evaluate the final results from the NHS-Galleri Trial before determining whether to implement the Galleri test in the NHS. Under our agreement with the NHS, these results have met certain success criteria and missed others. As a result, we and NHS England will convene meetings of our joint steering committee to discuss how best to proceed with deployment to the UK population, if at all, considering deployment approaches and which population groups would most benefit. We believe the decision will include considerations such as NHS budget, political priorities, cost-effectiveness and implementation constraints in addition to an evaluation of the final results. We also believe our work with the NHS and the data generated from our NHS-Galleri Trial could help facilitate adoption in other single-payor systems around the world and support evidence of clinical utility worldwide. Although the primary endpoint of statistically significant combined stage 3 and 4 reduction was not observed in the NHS-Galleri Trial, we believe other results from the trial could be compelling to these systems.
•International expansion. A component of our long-term growth strategy is to expand our commercial reach internationally. We continue to evaluate international expansion opportunities and we have begun expansion in select additional geographies through distributors, including Israel, Canada and the United Kingdom, and have further planned expansion through distributors in other international markets, including in South Korea through our partnership with Samsung. We expect to continue selectively engaging with international opportunities over time. Our ability to expand into new regions and jurisdictions, drive commercial sales and growth within those regions and jurisdictions and navigate economic, political, regulatory, and other risks, including geopolitical conflict associated with international operations, will be an important driver of our performance.

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
•Demand for our products and customer mix. A key factor to our future success is and will be our ability to increase demand for, and sales of, Galleri from new and existing customers. Our commercial strategy is focused on innovative value-oriented partnerships and targets primary care physicians, health systems, employers, digital health platforms, payors, international distributors and life insurance providers. As Galleri is not currently broadly reimbursed, our ability to drive demand from these customers is directly linked to our ability to demonstrate the clinical and economic value of our test through clinical validation and real-world experience. As of June 30, 2026, we have entered into commercial partnerships, including with leading healthcare systems, digital health platforms, employers, payors, and life insurance providers, and have established a network of more than 19,000 prescribers across the United States in a pre-reimbursement setting. We believe this commercial network represents a significant opportunity to drive further demand for Galleri. The mix of customers from which we generate revenue from period to period has an impact on our revenue and gross margin. Galleri test pricing is generally based on our list price, with discounts in certain channels, or, for certain customers, such as larger, higher-volume customers or international distributors, negotiated contractual rates. For certain customers, we also offer rebates. Revenue generated from customers with negotiated contractual rates, or with rebates or discounts, is generally lower margin as compared to revenue generated based on list pricing. We expect the number or magnitude of these rates, discounts and rebates to reduce our average selling price (“ASP”) over time. In addition, we have entered into a number of biopharmaceutical research partnerships for our research-use-only (“RUO”) offering under our precision oncology portfolio. Large customers, such as healthcare systems, employers, and biopharmaceutical partners, generally begin using our products by initiating pilots involving a limited number of tests. We believe that our ability to convert these initial pilots into long-term customer relationships has the potential to drive substantial long-term revenue. Termination of these pilots or clinical trials can have a significant impact on our revenue and results of operations. For example, in late 2025, one of our pharmaceutical partners terminated its phase 3 trial due to low enrollment, for which our methylation technology was used as a potential companion diagnostic for enrolling participants. We also expect to increase demand from new customers through our efforts to further develop the market for MCED testing.

•Investment in clinical studies and innovation to support our strategy and growth. A significant aspect of our business is our investment in research and development and the ongoing evidence generation supporting the clinical performance and utility of Galleri. In particular, we have invested heavily in clinical studies and designed and executed what we believe is the largest clinical program in genomic medicine to date. These studies include: NHS-Galleri, PATHFINDER, PATHFINDER 2, CCGA, REACH/Galleri-Medicare, REFLECTION, STRIVE, SUMMIT, and SYMPLIFY. We have established and maintained a leading voice in conversations regarding the early detection of multiple cancer types in the peer-reviewed literature. We have published data from these studies in high-profile journals and have presented such data at renowned medical conferences. We believe these studies are critical to driving adoption of our tests, as well as favorable coverage decisions, and expect to continue investment in data generation. In addition, we have invested heavily in the development of our methylation platform and extensive technological infrastructure. We expect research and development expenses to decrease over the next three years as several of our large clinical trials transition to long-term follow-up, and development of our automated platform has substantially concluded. In addition, we have substantially completed development of the current enhanced versions of our Galleri test, including the version that we use in commercial channels and the version that was submitted with our PMA. We will continue to invest in Galleri, including generating and reporting clinical utility evidence to support broad adoption, progressing our PMA towards potential approval, innovating to further improve Galleri’s test performance while reducing cost, and we will evaluate other research and development opportunities from time to time.
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

As discussed in Note 11 — Segment Information, following the leadership transition, we revised the internal management reporting package provided to the CODM, including changes to the presentation and composition of segment expenses, to align with how the CODM manages operations, assesses performance, allocates resources and develops strategic priorities. We continue to operate and manage our business as one reportable operating segment. The revised presentation conforms prior-period segment information to the current-period presentation and did not change total revenue, total costs and operating expenses, loss from operations or net loss for any period presented.

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

Research and Development
Research and development expenses include costs incurred to develop our technology (prior to establishing technological feasibility), collect clinical samples, and conduct clinical studies to develop and support our products. These costs consist of personnel costs, including salaries, benefits, and stock-based compensation expense associated with our research and development personnel, costs associated with setting up and conducting clinical studies at domestic and international sites, laboratory supplies, consulting costs, depreciation, and allocated overhead including facilities and information technology expenses, which we do not allocate by product. We expense both internal and external research and development costs in the periods in which they are incurred. Nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities are deferred and recognized as expenses in the period in which the related goods are delivered or services are performed. We currently expect research and development expenses to decrease over the next three years as several of our large clinical trials transition to long-term follow-up, and development of our automated platform has substantially concluded. In addition, we have substantially completed development of the current enhanced versions of our Galleri test, including the version that we use in commercial channels and the version that was submitted with our PMA. We will continue to invest in Galleri, including generating and reporting clinical utility evidence to support broad adoption, progressing our PMA towards potential approval, and innovating to further improve Galleri’s test performance while reducing cost, and we will evaluate other research and development opportunities from time to time.

Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs, including salaries, benefits and stock- based compensation expense, consulting costs, allocated overhead including facilities and information technology expenses, and travel associated with our commercial organization. Also included are costs associated with advertising programs that consist of brand and product awareness activities and trade events and conferences. Sales and marketing expense also includes amortization of the trade name intangible asset that was recognized upon the Acquisition, which has been recorded in our financial statements as a result of the application of pushdown accounting, and is amortized on a straight-line basis over the assets’ respective estimated useful lives of 9 years. We expect our sales and marketing expenses to increase following the release of positive study results as we invest in initiatives to drive awareness and demand generation of Galleri and to continue to decrease as a percentage of revenue over the next three years and long term.

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

Results of Operations
Comparisons of the Three and Six Months Ended June 30, 2026 and June 30, 2025
The following table summarizes our results of operations for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue:
Screening revenue	$42,642	$34,379	$82,474	$63,512
Development services revenue	2,045	1,165	2,998	3,869
Total revenue	44,687	35,544	85,472	67,381
Costs and operating expenses:
Cost of screening revenue (exclusive of amortization of intangible assets)	23,347	19,346	44,591	36,469
Cost of development services revenue	434	501	810	1,672
Cost of revenue — amortization of intangible assets	33,472	33,472	66,944	66,944
Research and development	47,429	46,626	95,450	100,251
Sales and marketing	37,657	28,539	68,325	63,518
General and administrative	50,708	37,914	93,477	82,988
Intangible and other assets impairment	25,423	28,000	25,423	28,000
Total costs and operating expenses	218,470	194,398	395,020	379,842
Loss from operations	(173,783)	(158,854)	(309,548)	(312,461)
Other income:
Interest income	7,230	6,809	15,216	14,588
Other income (expense), net	(155)	(811)	101	(1,395)
Total other income, net	7,075	5,998	15,317	13,193
Loss before income taxes	(166,708)	(152,856)	(294,231)	(299,268)
Benefit from income taxes	56,461	38,871	90,797	79,070
Net loss	$(110,247)	$(113,985)	$(203,434)	$(220,198)
Comparison of the Three Months Ended June 30, 2026 and June 30, 2025
Revenue

	Three Months Ended		Change
(in thousands)	June 30, 2026	June 30, 2025	$	%
Screening revenue	$42,642	$34,379	$8,263	24%
Screening Revenue
The increase in screening revenue of $8.3 million or 24% was primarily driven by a 35% increase in Galleri sales volume, partially offset by an 8% decrease in ASP. Galleri sales volume increased in the second quarter of 2026 as a result of the continued ramp in our commercial activity following the release of our NHS-Galleri and PATHFINDER 2 study data, expansion of our partnerships with digital health platforms, employers, and international distributors, continued implementation of new pricing strategies, broader adoption of enhanced ordering pathways enabled by Electronic Health Record (“EHR”) integrations, and increased enrollment in our REACH/Galleri-Medicare clinical study.

Cost of Screening Revenue (Exclusive of Amortization of Intangible Assets)

	Three Months Ended		Change
(in thousands)	June 30, 2026	June 30, 2025	$	%
Cost of screening revenue (exclusive of amortization of intangible assets)	$23,347	$19,346	$4,001	21%
The increase in cost of screening revenue (exclusive of amortization of intangible assets) of $4.0 million or 21% was primarily driven by a 35% increase in Galleri sales volume and an increase in allocated overhead costs as a result of the increase in the proportion of commercial samples compared to research samples processed within our laboratory. These increases were partially offset by improved fixed cost leverage due to an increase in volumes and a decrease in sample reprocessing costs.

Cost of screening revenue (exclusive of amortization of intangible assets) as a percent of revenue decreased approximately 2 percentage points in the second quarter of 2026, mainly due to improved fixed cost leverage due to the increase in volumes and a decrease in sample reprocessing costs, partially offset by an 8% decrease in ASP.
Research and Development

	Three Months Ended		Change
(in thousands)	June 30, 2026	June 30, 2025	$	%
Research and development	$47,429	$46,626	$803	2%
The increase in research and development expenses of $0.8 million or 2% was primarily attributable to a $2.9 million increase in compensation expense, reflecting a $2.0 million increase in variable compensation expense, a $0.7 million increase in stock-based compensation expense and, to a lesser extent, a $0.2 million increase in salaries and wages. The increase was partially offset by a $2.1 million reduction in laboratory supplies and research collaboration expenses, primarily due to a reduction in research sample volumes as validation samples were run in the prior year to support our PMA submission.
Sales and Marketing

	Three Months Ended		Change
(in thousands)	June 30, 2026	June 30, 2025	$	%
Sales and marketing	$37,657	$28,539	$9,118	32%
The increase in sales and marketing expenses of $9.1 million or 32% was primarily attributable to continued ramp in our commercial activity, including a $5.3 million increase in compensation expense reflecting a $3.6 million increase in salaries and wages driven by a greater allocation of labor resources supporting commercial activities and increased headcount, a $1.0 million increase in variable compensation expense, and a $0.7 million increase in stock-based compensation expense. The increase was also attributable to a $3.2 million increase in marketing expenses and professional services, primarily reflecting expanded commercial marketing initiatives and external professional services supporting our commercialization efforts, as well as a $0.6 million increase in software costs utilized to support commercial activities.
General and Administrative

	Three Months Ended		Change
(in thousands)	June 30, 2026	June 30, 2025	$	%
General and administrative	$50,708	$37,914	$12,794	34%
The increase in general and administrative expenses of $12.8 million or 34% was primarily attributable to an $8.9 million increase in compensation expense, reflecting a $3.8 million increase in stock-based compensation expense, a $2.6 million increase in salaries and wages, primarily due to higher employer payroll taxes associated with stock-based compensation and, to a lesser extent, annual salary increases, and a $2.5 million increase in variable compensation expense. The increase was also attributable to a $2.7 million increase in legal and professional services, primarily related to professional services to support audits related to our FDA approval efforts, $0.7 million of lease-related costs associated with the commencement of our new corporate headquarters lease, and a $0.5 million increase in allocated costs supporting general and administrative activities.
Intangible Impairment

	Three Months Ended		Change
(in thousands)	June 30, 2026	June 30, 2025	$	%
Intangible and other assets impairment	$25,423	$28,000	$(2,577)	(9%)
The decrease in intangible and other assets impairment was primarily attributable to an impairment charge related to in-process research and development ("IPR&D") recorded in the prior-year quarter that did not recur in the current quarter, partially offset by a full impairment of the deferred asset recognized in connection with the Samsung SPA.
Benefit from Income Taxes

	Three Months Ended		Change
(in thousands)	June 30, 2026	June 30, 2025	$	%
Benefit from income taxes	$56,461	$38,871	$17,590	45%
The increase in benefit from income taxes was primarily attributable to a higher loss before income taxes and a higher effective tax rate due to an increase in discrete tax benefits, primarily related to stock-based compensation expense.

Comparison of the Six Months Ended June 30, 2026 and June 30, 2025
Revenue

	Six Months Ended		Change
(in thousands)	June 30, 2026	June 30, 2025	$	%
Screening revenue	$82,474	$63,512	$18,962	30%
Screening Revenue
The increase in screening revenue of $19.0 million or 30% was primarily driven by a 42% increase in Galleri sales volume, partially offset by an 8% decrease in ASP. Galleri sales volume increased in the first six months of 2026 as a result of the continued ramp in our commercial activity following the release of our NHS-Galleri and PATHFINDER 2 study data, expansion of our partnerships with digital health platforms, employers, and international distributors, continued implementation of new pricing strategies, broader adoption of enhanced ordering pathways enabled by EHR integrations, and increased enrollment in our REACH/Galleri-Medicare clinical study.
Cost of Screening Revenue (Exclusive of Amortization of Intangible Assets)

	Six Months Ended		Change
(in thousands)	June 30, 2026	June 30, 2025	$	%
Cost of screening revenue (exclusive of amortization of intangible assets)	$44,591	$36,469	$8,122	22%
The increase in cost of screening revenue (exclusive of amortization of intangible assets) of $8.1 million or 22% was primarily driven by a 42% increase in Galleri sales volume and an increase in allocated overhead costs as a result of the increase in the proportion of commercial samples compared to research samples processed within our laboratory. These increases were partially offset by improved fixed cost leverage due to an increase in volumes and a decrease in sample processing costs.
Cost of screening revenue (exclusive of amortization of intangible assets) as a percent of revenue decreased approximately 3 percentage points in the first six months of 2026 mainly due to improved fixed cost leverage due to the increase in volumes and a decrease in sample reprocessing costs, partially offset by an 8% decrease in ASP.

Research and development

	Six Months Ended		Change
(in thousands)	June 30, 2026	June 30, 2025	$	%
Research and development	$95,450	$100,251	(4,801)	(5%)
The decrease in research and development expenses of $4.8 million or 5% was primarily attributable to a $4.5 million decrease in laboratory supplies and research collaboration expenses, primarily due to a reduction in research sample volumes as validation samples were run in the prior year to support our PMA submission and a $1.7 million decrease in facilities and information technology costs allocated to the research and development function. These decreases were partially offset by a $1.4 million increase in stock-based compensation expense.
Sales and Marketing

	Six Months Ended		Change
(in thousands)	June 30, 2026	June 30, 2025	$	%
Sales and marketing	$68,325	$63,518	4,807	8%
The increase in sales and marketing expenses of $4.8 million or 8% was primarily attributable to a $4.6 million increase in compensation expenses, reflecting a $3.2 million increase in salaries and wages driven by a greater allocation of labor resources supporting commercial activities and an increase in headcount, a $0.8 million increase in variable compensation expense, and a $0.6 million increase in stock-based compensation expense. The increase was also attributable to a $0.6 million increase in software costs utilized to support commercial activities. These increases were partially offset by a $0.4 million reduction in non-recurring marketing events expenses.
General and Administrative

	Six Months Ended		Change
(in thousands)	June 30, 2026	June 30, 2025	$	%
General and administrative	$93,477	$82,988	$10,489	13%
The increase in general and administrative expenses of $10.5 million or 13% was primarily attributable to a $11.4 million increase in compensation expense, reflecting a $5.1 million increase in salaries and wages, primarily due to higher annual salaries, employer payroll taxes associated with stock-based compensation, a $3.9 million increase in stock-based compensation expense, and a $2.4 million increase in variable compensation expense. The increase was also attributable to a $1.8 million increase in allocated costs supporting general and administrative activities. These increases were partially offset by $2.7 million decreases related to contractors, legal, professional services and information technology costs driven by cost optimization efforts.
Intangible Impairment

	Six Months Ended		Change
(in thousands)	June 30, 2026	June 30, 2025	$	%
Intangible and other assets impairment	$25,423	$28,000	$(2,577)	(9%)
The decrease in intangible and other assets impairment was primarily attributable to an impairment charge related to in-process research and development ("IPR&D") recorded in the prior-year quarter that did not recur in the current quarter, partially offset by a full impairment of the deferred asset recognized in connection with the Samsung SPA.

Benefit from Income Taxes

	Six Months Ended		Change
(in thousands)	June 30, 2026	June 30, 2025	$	%
Benefit from income taxes	$90,797	$79,070	$11,727	15%
The increase in benefit from income taxes was primarily attributable to a higher effective tax rate due to an increase in discrete tax benefits, primarily related to stock-based compensation expense.
Non-GAAP Financial Measures and Royalty Payment Suspension

In addition to our financial results provided throughout this Form 10-Q that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), this Form 10-Q also includes financial measures that are not calculated in accordance with GAAP. Our non-GAAP financial disclosure includes Adjusted Gross Profit and Adjusted EBITDA. This information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes included elsewhere in this Form 10-Q.
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

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026 (2)	June 30, 2025	June 30, 2026 (2)	June 30, 2025
Gross loss (1)	$(12,566)	$(17,775)	$(26,873)	$(37,704)
Amortization of intangible assets	33,472	33,472	66,944	66,944
Stock-based compensation	649	417	1,182	1,179
Adjusted Gross Profit	$21,555	$16,114	$41,253	$30,419
(1)Gross loss is calculated as total revenue less cost of screening revenue (exclusive of amortization of intangible assets), cost of     development services revenue and cost of revenue — amortization of intangible assets.
(2)Gross loss excludes $3.1 million and $6.0 million of royalty expense, calculated in accordance with the Illumina Supply Agreement, that would have been incurred if such royalties had been payable during the three and six months ended June 30, 2026.
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

The Company defines Adjusted EBITDA as net loss adjusted for amortization of intangible assets,      stock-based compensation, depreciation, intangible and other assets impairment, benefit from income taxes, interest income and restructuring expenses. These adjustments include non-cash items, significant non-recurring charges and/or other non-operating expenses that we do not believe are indicative of ongoing or future business operations.

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

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss	$(110,247)	$(113,985)	$(203,434)	$(220,198)
Adjusted to exclude the following:
Amortization of intangible assets (1)	34,583	34,583	69,167	69,167
Stock-based compensation	19,557	14,168	36,350	30,379
Intangible and other assets impairment (2)	25,423	28,000	25,423	28,000
Depreciation	4,105	4,592	8,315	9,287
Benefit from income taxes	(56,461)	(38,871)	(90,797)	(79,070)
Interest income	(7,230)	(6,809)	(15,216)	(14,588)
Restructuring	—	—	—	(34)
Adjusted EBITDA	$(90,270)	$(78,322)	$(170,192)	$(177,057)
(1)Represents amortization of intangible assets, including developed technology and trade names.
(2)Represents the impairment charge related to the deferred asset recognized in connection with the Samsung SPA in the current period and the in-process research and development ("IPR&D") impairment charge in the prior period.
Royalty Payment Suspension
In addition to providing non-GAAP financial measures, we believe certain additional information relating to the royalty we are required to pay to Illumina, Inc. (“Illumina”) in the future is useful to investors to understand the impact of the royalty suspension on our performance. Under the terms of the Illumina Supply Agreement, regardless of whether our products incorporate any Illumina technology, we will be obligated to pay Illumina a royalty. We expect that the royalty payments we will make to Illumina in the foreseeable future will result in a 7% royalty rate. The royalty obligation is currently suspended until December 24, 2026 or any earlier change of control of GRAIL, at which time royalty payments to Illumina will resume, without retroactive effect. Notwithstanding the suspension of the royalty, had we been required to pay the royalty to Illumina for the three- and six- month periods ended June 30, 2026, we would have made payments of $3.1 million and $6.0 million. Refer to Note 12 — Related Party Transactions for further details.

Liquidity and Capital Resources
Sources of Liquidity
From inception through Illumina’s acquisition of GRAIL, we funded operations primarily through the issuance of redeemable convertible preferred stock. Following the acquisition and until completion of our spin-off from Illumina on June 24, 2024 (the “Spin-Off”), we received quarterly funding from Illumina. Subsequent to the Spin-Off, we have primarily funded our operations through the sale of common stock and prefunded warrants, as well as generation of revenue from commercial activities. Although we generate revenue from screening and development services, such revenues have not been sufficient to fund our operations.
During 2025, we raised capital through equity financing, including a private investment in public equity (“PIPE”) and sales under an at-the-market (“ATM”) program, generating aggregate net proceeds of $418.8 million. As of June 30, 2026, $189.3 million worth of shares of common stock remained available for issuance under the ATM program.
In June 2026, we completed the Samsung SPA and received aggregate net proceeds of $109.0 million, after deducting issuance costs of $1.0 million.
As of June 30, 2026, our cash and cash equivalents totaled $55.6 million and our short-term marketable securities totaled $806.0 million.
Future Funding Requirements
We began generating revenue in mid-2021, but we have continued to incur significant losses and negative cash flows from operations. Subsequent to the acquisition of GRAIL by Illumina, we have incurred net losses of $10.4 billion which includes cumulative charges of $7.5 billion for impairment of goodwill, intangible and other assets and amortization of intangible assets. We expect to continue to incur operating losses over at least the next several years as we continue to invest in research and development and seek to achieve broad reimbursement of our current commercialized products. We believe that our existing cash, cash equivalents and short-term marketable securities, together with the anticipated commercial adoption of Galleri, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, as of the date of this Form 10-Q. However, we anticipate that we will need to raise additional financing in the future to fund our operations. Our future capital requirements will depend on many factors, including the timing and extent of spending to support commercialization and pipeline product development, market acceptance of our products prior to broad reimbursement, and the timing of broad reimbursement. We are subject to typical risks associated with an early-stage commercial company and are developing the market for multi-cancer early detection. We may encounter complications with executing our business plans that may cause unforeseen expenses and adversely affect our business.
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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025

Net cash used in operating activities	$(167,719)	$(171,977)
Net cash (used in) provided by investing activities	(140,014)	84,980
Net cash provided by financing activities	113,611	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	40	190
Net decrease in cash, cash equivalents, and restricted cash	$(194,082)	$(86,807)
Generally, our net cash provided by financing activities is used to fund our day-to-day operating activities. First quarter operating cash requirements are generally higher due to payment in the first quarter of our annual bonuses accrued during the prior year. During the six months ended June 30, 2026 and June 30, 2025, $23.4 million and $24.2 million were paid out related to annual bonuses.
Net Cash Used in Operating Activities
The decrease in net cash used in operating activities was primarily driven by a reduction in the net loss, adjusted for non-cash charges of $11.8 million, partially offset by working capital changes of $0.7 million. The improvement in operating cash flows was primarily driven by higher cash collections from customers and lower cash expenditures for laboratory supplies and research collaboration activities, legal, professional and marketing services, and contractor and temporary labor costs driven by cost optimization efforts. These improvements were partially offset by higher cash compensation payments.
Net Cash Used in Investing Activities
The change in net cash used in investing activities was primarily related to the purchase of marketable securities, net of proceeds from maturities of marketable securities.
Net Cash Provided by Financing Activities
The increase in net cash provided by financing activities was primarily related to $109.0 million of net proceeds from the issuance of common stock in connection with the Samsung SPA and $4.6 million of proceeds from the issuance of common stock under the ESPP.
Material Cash Requirements
With the exception of future cash requirements associated with our Sunnyvale, California lease, which commenced in June 2026, there have been no material changes to our material cash requirements from those disclosed in our 2025 Form 10-K. See Note 6 — Leases for more information regarding this lease. Refer to Notes 9 and 10 to our Consolidated Financial Statements of our 2025 Form 10-K for a discussion of our operating lease obligations and purchase commitments.

Critical Accounting Estimates
For a complete discussion of our critical accounting estimates, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2025 Form 10-K. There have been no material changes to our critical accounting estimates during the six months ended June 30, 2026, except as described below.
Assessment for Recoverability and Impairment
We assess the recoverability of assets recognized in accordance with ASC Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers ("ASC 340-40"), at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
To evaluate recoverability, we compare the carrying amount of the asset to the amount of consideration we expect to receive, and that has not been recognized as revenue in exchange for the goods or services to which the asset relates, less the costs that relate directly to providing those goods or services and that have not yet been recognized as expenses.
The recoverability assessment requires significant judgment and is based on estimates of future revenues, costs, and other assumptions regarding the expected performance of the underlying arrangement. Because these estimates are inherently uncertain, changes in facts, circumstances, or assumptions could materially affect the recoverability assessment.
If the carrying amount of the asset exceeds the amount determined to be recoverable, an impairment loss is recognized for the excess. Based on this assessment, we recognized an impairment loss of $25.4 million during the three and six months ended June 30, 2026.
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
We will remain an EGC until the earliest to occur of the following: (i) the last day of the fiscal year in which our total annual gross revenues first meet or exceed at least $1.235 billion (as adjusted for inflation), (ii) the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt, (iii) the last day of the fiscal year in which we (a) have an aggregate worldwide market value of common stock held by non-affiliates of $700 million or more (measured at the end of each fiscal year) as of the last business day of our most recently completed second fiscal quarter and (b) have been a reporting company under the Exchange Act for at least one year (and have filed at least one annual report under the Exchange Act and are not a smaller reporting company), or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act. We expect to cease to be an EGC effective December 31, 2026.
Recent Accounting Pronouncements
See Note 2 — Summary Of Significant Accounting Policies to our unaudited Condensed Consolidated Financial Statements included in Item 1. Financial Statements for details of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are exposed to market risk related to changes in interest rates related primarily to our cash, cash equivalents and marketable securities. We had cash and cash equivalents of $55.6 million as of June 30, 2026, which consisted primarily of bank deposits, money market funds and marketable securities. As of June 30, 2026, we had short-term marketable securities of $806.0 million. Our marketable securities are held in U.S. government treasury bills. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. The primary objective of our investment activities is to preserve capital to fund our operations. We do not enter into investments for trading or speculative purposes.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Form 10‑Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
For information with respect to Legal Proceedings, see Note 8 — Legal Proceedings, Commitments, and Contingencies to our condensed consolidated financial statements included in this Form 10-Q.
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
We could be subject to additional securities class action litigation.
Securities class action litigation is often brought against a company following a decline in the market price of its securities. Our stock price may be volatile and may decline significantly in response to the announcement of clinical trial results, including results that do not meet their primary endpoints or that are perceived unfavorably by the investment community. For example, in February 2026, we announced that the NHS-Galleri Trial did not meet its primary endpoint of statistically significant combined Stage 3 and 4 reduction and experienced a decline in our stock price on the following day. The announcement of these results, or any future announcements of clinical trial results that do not meet expectations, could cause significant volatility or decline in the market price of our common stock. On November 11, 2023, the first of three securities class action complaints was filed against Illumina and certain of its current and former executive officers. The complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts relating to Illumina’s acquisition of GRAIL. In June 2026, a putative securities class action captioned Robbins v. GRAIL, Inc. et al. was filed against the Company and certain of its executive officers, alleging that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b‑5 by making materially false and misleading statements regarding the NHS‑Galleri trial. Additionally, in June 2026, a shareholder derivative action captioned Augitto v. Ragusa et al. was filed against the Company’s current Board members and certain officers, alleging that defendants breached their fiduciary duties by causing or permitting the Company to make materially false and misleading statements and omissions concerning the NHS-Galleri trial, tracking the same alleged misstatements, and omissions underlying the Robbins action. If we continue to face litigation arising from the decline of our market price of our common stock, it could result in substantial costs and a diversion of our management’s attention and resources, which could harm our business.
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)    None.
(b)    None.
(c)    None.

Item 6. Exhibits
The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1	Separation and Distribution Agreement, dated June 21, 2024, between Illumina, Inc. and GRAIL, Inc.	8-K	6/24/24	2.1
3.1	Certificate of Incorporation of GRAIL, Inc., dated June 21, 2024	S-8	6/21/24	4.1
3.2	Amended and Restated Bylaws of GRAIL, Inc., dated June 21, 2024	S-8	6/21/24	4.2
3.3	Certificate of Conversion	8-K	6/24/24	3.3
10.1	Amended Offer Letter by and between the Company and Joshua Ofman	8-K	6/1/26	10.1
10.2	Amendment dated May 22, 2026, to Lease, dated September 11, 2025, by and between GRAIL, Inc. and Sunnyvale Office Acquisition, LLC.				*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				***
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				***
101.DEF	Inline XBRL Extension Definition Linkbase Document				***
101.LAB	Inline XBRL Taxonomy Label Linkbase Document				***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				***
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				***
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

GRAIL, Inc.

Date:	August 6, 2026	By:	/s/ Joshua Ofman
Joshua Ofman Chief Executive Officer (Principal Executive Officer)
Date:	August 6, 2026	By:	/s/ Aaron Freidin
Aaron Freidin Chief Financial Officer (Principal Financial Officer)