Form 10-Q
period 2026-09-30
GRAIL, Inc.
filed 2026-11-05
CIK 1699031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-42045
___________________________________________

GRAIL, Inc.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware	86-3673636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 S. Mathilda Avenue, Suite 100 Sunnyvale, California	94086
(Address of Principal Executive Offices)	(Zip Code)
(833) 694-2553
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	GRAL	Nasdaq Global Select Market

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
Yes ☐ No ☒

As of November 2, 2026, the registrant had 44,962,171 shares of common stock, par value $0.001 per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” “would,” or “will,” the negative of these terms, and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include expectations and projections of our future financial performance, future tests or products, technology, clinical studies, regulatory landscape, compliance and strategy, potential market opportunity and reimbursement, increased competition, anticipated growth strategies including commercialization pathway, pricing strategies and expected benefits on our promotional pricing program, international expansion, sufficiency of cash on hand to finance our business, seasonality, cost savings, facilities plans and lease commencement, budgets and strategies, restructuring and stock-based compensation costs, legal proceedings, impact of recent regulatory updates on our operations, anticipated regulatory decision timeline, and anticipated trends in our business.

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

Part I - Financial Information
Item 1. Financial Statements
GRAIL, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$28,976	$249,727
Short-term marketable securities	759,700	654,703
Accounts receivable, net	18,998	18,295
Supplies	18,475	16,017
Prepaid expenses and other current assets	16,649	15,107
Total current assets	842,798	953,849
Property and equipment, net	42,691	51,813
Operating lease right-of-use assets	84,073	52,070
Restricted cash	6,943	6,974
Intangible assets, net	1,746,806	1,850,556
Other non-current assets	7,251	6,753
Total assets	$2,730,562	$2,922,015
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,209	$2,083
Accrued liabilities	76,305	63,945
Operating lease liabilities, current portion	6,272	11,715
Other current liabilities	1,546	1,927
Total current liabilities	94,332	79,670
Operating lease liabilities, net of current portion	79,576	43,148
Deferred tax liability, net	99,742	218,583
Other non-current liabilities	3,393	2,752
Total liabilities	277,043	344,153
Preferred stock, par value of $0.001 per share; 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock $0.001 par value per share, 1,500,000,000 shares authorized as of September 30, 2026 and December 31, 2025 and 44,753,179 and 40,331,360 shares issued and outstanding as of September 30, 2026 and December 31, 2025	45	40
Additional paid-in capital	12,970,363	12,786,848
Accumulated other comprehensive income	1,794	2,655
Accumulated deficit	(10,518,683)	(10,211,681)
Total stockholders’ equity	2,453,519	2,577,862
Total liabilities and stockholders’ equity	$2,730,562	$2,922,015

See accompanying notes to condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue:
Screening revenue	$37,269	$32,807	$119,743	$96,319
Development services revenue	266	3,387	3,264	7,256
Total revenue	37,535	36,194	123,007	103,575
Costs and operating expenses:
Cost of screening revenue (exclusive of amortization of intangible assets)	22,032	15,910	66,623	52,379
Cost of development services revenue	141	544	951	2,216
Cost of revenue — amortization of intangible assets	33,473	33,473	100,417	100,417
Research and development	44,073	48,647	139,523	148,898
Sales and marketing	41,695	25,503	110,020	89,021
General and administrative	40,740	37,408	134,217	120,396
Intangible and other assets impairment	—	—	25,423	28,000
Total costs and operating expenses	182,154	161,485	577,174	541,327
Loss from operations	(144,619)	(125,291)	(454,167)	(437,752)
Other income:
Interest income	7,843	6,107	23,059	20,695
Other income (expense), net	(545)	466	(444)	(929)
Total other income, net	7,298	6,573	22,615	19,766
Loss before income taxes	(137,321)	(118,718)	(431,552)	(417,986)
Benefit from income taxes	33,753	29,741	124,550	108,811
Net loss	$(103,568)	$(88,977)	$(307,002)	$(309,175)
Net loss per share — Basic and Diluted	$(2.21)	$(2.46)	$(6.84)	$(8.73)
Weighted-average shares of common stock used in computing net loss per share:	46,777,729	36,124,256	44,858,893	35,415,266

See accompanying notes to condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net loss	$(103,568)	$(88,977)	$(307,002)	$(309,175)
Other comprehensive income (loss):
Change in net unrealized gain (loss) on marketable securities	(198)	172	(794)	(137)
Foreign currency translation adjustment	152	(19)	(67)	1,142
Comprehensive loss	$(103,614)	$(88,824)	$(307,863)	$(308,170)
See accompanying notes to condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2025	40,331,360	$40	$12,786,848	$2,655	$(10,211,681)	$2,577,862
Net loss	—	—	—	—	(93,187)	(93,187)
Stock-based compensation expense	—	—	16,793	—	—	16,793
Other comprehensive loss	—	—	—	(782)	—	(782)
Release of restricted stock units	802,859	1	(1)	—	—	—
Balance at March 31, 2026	41,134,219	41	12,803,640	1,873	(10,304,868)	2,500,686
Net loss	—	—	—	—	(110,247)	(110,247)
Stock-based compensation expense	—	—	19,557	—	—	19,557
Issuance of common stock under ESPP	87,446	—	4,593	—	—	4,593
Other comprehensive loss	—	—	—	(33)	—	(33)
Release of restricted stock units	1,874,261	2	(2)	—	—	—
Issuance of common stock and recognition of the Samsung Stock Purchase Agreement, including the deferred asset, net of tax benefit and issuance costs	1,570,308	2	128,096	—	—	128,098
Balance at June 30, 2026	44,666,234	45	12,955,884	1,840	(10,415,115)	2,542,654
Net loss	—	—	—	—	(103,568)	(103,568)
Stock-based compensation expense	—	—	14,109	—	—	14,109
Other comprehensive loss	—	—	—	(46)	—	(46)
Issuance of common stock pursuant to exercise of performance stock options	26,452	—	370	—	—	370
Release of restricted stock units	60,493	—	—	—	—	—
Balance at September 30, 2026	44,753,179	$45	$12,970,363	$1,794	$(10,518,683)	$2,453,519

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2024	33,893,409	$34	$12,305,250	$1,451	$(9,803,330)	$2,503,405
Net loss	—	—	—	—	(106,213)	(106,213)
Stock-based compensation expense	—	—	16,261	—	—	16,261
Other comprehensive income	—	—	—	215	—	215
Release of restricted stock units	1,403,449	1	(1)	—	—	—
Balance as of March 31, 2025	35,296,858	35	12,321,510	1,666	(9,909,543)	2,413,668
Net loss	—	—	—	—	(113,985)	(113,985)
Stock-based compensation expense	—	—	14,323	—	—	14,323
Other comprehensive income	—	—	—	637	—	637
Release of restricted stock units	750,941	1	(1)	—	—	—
Balance as of June 30, 2025	36,047,799	36	12,335,832	2,303	(10,023,528)	2,314,643
Net loss	—	—	—	—	(88,977)	(88,977)
Stock-based compensation expense	—	—	14,144	—	—	14,144
Other comprehensive income	—	—	—	153	—	153
Release of restricted stock units	113,199	—	—	—	—	—
Balance as of September 30, 2025	36,160,998	$36	$12,349,976	$2,456	$(10,112,505)	$2,239,963

See accompanying notes to condensed consolidated financial statements.

GRAIL, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net loss	$(307,002)	$(309,175)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of intangible assets	103,750	103,750
Depreciation	12,207	13,686
Stock-based compensation expense	50,459	44,518
Deferred income taxes	(125,184)	(108,811)
Amortization of discount on marketable securities	(19,069)	(16,606)
Intangible and other assets impairment	25,423	28,000
Credit loss expense	1,672	518
Other	241	1,370
Changes in operating assets and liabilities:
Accounts receivable, net	(2,375)	3,512
Supplies	(2,458)	452
Operating lease right-of-use assets and liabilities, net	(1,018)	761
Prepaid expenses and other assets	(2,039)	3,346
Accounts payable	9,098	(1,437)
Accrued and other liabilities	13,836	894
Net cash used in operating activities	(242,459)	(235,222)
Cash flows from investing activities
Purchases of property and equipment	(5,666)	(815)
Purchases of marketable securities	(1,091,469)	(741,932)
Proceeds from maturities of marketable securities	1,004,800	894,400
Net cash (used in) provided by investing activities	(92,335)	151,653
Cash flows from financing activities
Proceeds from exercise of performance stock options	370	—
Issuance of common stock under ESPP	4,593	—
Proceeds from issuance of common stock in connection with the Samsung SPA, net of issuance costs	109,018	—
Net cash provided by financing activities	113,981	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	31	(148)
Net decrease in cash, cash equivalents, and restricted cash	(220,782)	(83,717)
Cash, cash equivalents and restricted cash — beginning of period	256,701	217,583
Cash, cash equivalents and restricted cash — end of period	$35,919	$133,866
Represented by:
Cash and cash equivalents	$28,976	$126,892
Restricted cash	6,943	6,974
Total	$35,919	$133,866
Supplemental cash flow information:
Property and equipment included in accounts payable and accrued liabilities	$2,188	$70
Operating cash flows paid for operating leases, net	$(12,093)	$(12,673)
Right-of-use assets obtained in exchange for new operating lease liabilities	$45,139	$—
Tax benefit recognized in connection with the Samsung SPA deferred asset	$6,343	$—

See accompanying notes to condensed consolidated financial statements.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS
GRAIL, Inc. (“GRAIL” or the “Company”), is an innovative commercial-stage healthcare company focused on shifting the paradigm of early cancer detection. The Company’s Galleri blood test is a commercially available screening test for early detection of multiple types of cancer. GRAIL’s stock is listed on the Nasdaq Global Select Market under the ticker symbol “GRAL”.
The Company had $29.0 million of cash and cash equivalents and $759.7 million of short-term marketable securities as of September 30, 2026. The Company believes that its existing cash, cash equivalents and short-term marketable securities will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months, as of the date these condensed consolidated financial statements are filed.
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
The Company’s accounting policies are described in Note 2 — Summary Of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K (filed on March 12, 2026) for the year ended December 31, 2025 (the “2025 Form 10-K”). There have been no changes to these accounting policies during the nine months ended September 30, 2026, except as described below.
Accounts Receivable, Net
Accounts receivable represent unconditional rights to consideration from customers. Accounts receivable are evaluated regularly for collectability and potential credit losses. Allowance for credit losses is estimated based on management’s assessment of historical collection trends and current financial conditions of customers assuming those conditions as of the balance sheet date do not change for the remaining life of the asset, among other factors. These reserves are re-evaluated on a regular basis and adjusted, as needed. Once a receivable is deemed to be uncollectible, the receivable balance is charged against the reserve. As of September 30, 2026, and December 31, 2025, the Company had $4.5 million and $3.6 million of allowance for credit losses.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Deferred assets
The Company recognizes a deferred asset for upfront share-based consideration payable to a customer when such consideration is recognized as an asset based on the substance of the arrangement. The deferred asset recognized in connection with the Samsung Stock Purchase Agreement, dated as of October 16, 2025, by and among the Company, Samsung C&T Corporation (“Samsung C&T”), Samsung Electronics Singapore Pte. Ltd. (together with Samsung C&T, the “Samsung Investors”), and Samsung Electronics Co., Ltd. (“Samsung Electronics”) (the “Samsung SPA”), represents upfront share-based consideration payable to a customer.
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
The Company concluded that the deferred asset recognized in connection with the Samsung SPA was not recoverable. Accordingly, during the second quarter of 2026, the Company recognized an impairment loss of $25.4 million, which is included in the condensed consolidated statement of operations for the nine months ended September 30, 2026.
Concentration of Credit Risk
Financial Instruments
The Company is subject to credit risk from its portfolio of cash, cash equivalents and short-term marketable securities held at three accredited financial institutions. As of September 30, 2026, the Company had $29.0 million of cash and cash equivalents, and short-term marketable securities of $759.7 million. The Company limits its exposure to credit losses by investing in money market funds and United States (“U.S.”) government treasury securities through U.S. banks with high credit ratings. The Company’s cash consists of deposits held with banks that may at times exceed federally insured limits, however, its exposure to credit risk in the event of default by the financial institution is limited to the extent of amounts recorded on the condensed consolidated balance sheets. The Company performs evaluations of the relative credit standing of these financial institutions to limit the amount of credit exposure. The Company has not experienced any losses in such accounts.
As of September 30, 2026, the Company had no off-balance sheet concentrations of credit risk.
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
For the three and nine months ended September 30, 2026, one customer accounted for approximately 10% of the Company’s revenue. For the three and nine months ended September 30, 2025, no single customer accounted for 10% or more of the Company’s revenue.
As of September 30, 2026, one customer accounted for approximately 11% of the Company's accounts receivable, net. As of December 31, 2025 no single customer accounted for 10% or more of the Company’s accounts receivable, net.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Reclassification
Certain amounts for the period ended September 30, 2025, in Note 11 — Segment Information, of these condensed consolidated financial statements have been reclassified to conform to the current period presentation.
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
In May 2025, the FASB issued ASU No. 2025-04, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). This update addresses diversity in practice and improves the operability of accounting for share-based consideration granted to customers. The amendments clarify how to distinguish between service and performance conditions for vesting, require entities to estimate forfeitures for all share-based consideration payable to customers, and specify that variable consideration guidance in ASC 606 does not apply when measuring such awards. This guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The transition method may be modified retrospective or on a retrospective basis. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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
NOTE 3. REVENUE
The following table presents the Company’s revenue disaggregated by geographic areas based on the customers’ locations:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
United States
Screening	$36,143	$32,570	$116,316	$95,482
Development Services	—	78	200	332
International(1)
Screening	1,126	237	3,427	837
Development Services	266	3,309	3,064	6,924
Total	$37,535	$36,194	$123,007	$103,575
(1) International region includes revenue earned from customers located outside of the United States.
The following table presents the Company’s revenue disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Screening
Commercial	$34,801	$31,428	$112,250	$93,681
Government(1)	2,468	1,379	7,493	2,638
Development Services
Commercial	266	3,387	3,264	7,256
Total	$37,535	$36,194	$123,007	$103,575
(1) Government screening revenue primarily consists of revenue earned as part of our REACH/Galleri-Medicare clinical study.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 4. BALANCE SHEET COMPONENTS
The following tables present financial information of certain condensed consolidated balance sheet components:

Accounts receivable, net	September 30, 2026	December 31, 2025
(in thousands)
Trade accounts receivable, gross	$23,535	$21,899
Allowance for credit losses	(4,537)	(3,604)
Total accounts receivable, net	$18,998	$18,295

Accrued liabilities	September 30, 2026	December 31, 2025
(in thousands)
Accrued compensation expenses	$41,468	$36,299
Accrued clinical studies and research and development expenses	14,264	15,656
Accrued legal and professional service expenses	5,267	3,650
Accrued marketing expenses	4,819	712
Accrued other expenses	10,487	7,628
Total accrued liabilities	$76,305	$63,945
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
The results of the recoverability test showed that the estimated undiscounted net cash flows to be generated from the use of the Company’s long-lived assets exceeded its net carrying value. As a result, no impairment losses on long-lived assets was recognized during the three and nine months ended September 30, 2026.
For information on the impairment loss recognized related to deferred assets, refer to Note 7 — Common Stock.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 5. FAIR VALUE MEASUREMENTS, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following tables represent the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	September 30, 2026
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$27,851	$27,851	$—	$—
Total cash equivalents	27,851	27,851	—	—
U.S. government treasury bills	759,700	759,700	—	—
Total short-term marketable securities	759,700	759,700	—	—
Total	$787,551	$787,551	$—	$—

	December 31, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$63,195	$63,195	$—	$—
U.S. government treasury bills	184,041	184,041	—	—
Total cash equivalents	247,236	247,236	—	—
U.S. government treasury bills	654,703	654,703	—	—
Total short-term marketable securities	654,703	654,703	—	—
Total	$901,939	$901,939	$—	$—
The following tables summarize the Company’s cash equivalents and marketable securities’ amortized costs, gross unrealized gains, gross unrealized losses, and estimated fair values by significant investment category:

	September 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$27,851	$—	$—	$27,851
U.S. government treasury bills	760,118	—	(418)	759,700
Total	$787,969	$—	$(418)	$787,551

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$63,195	$—	$—	$63,195
U.S. government treasury bills	838,368	376	—	838,744
Total	$901,563	$376	$—	$901,939
All of the Company’s marketable securities had maturities of less than one year.
The Company had fifteen securities with a fair value of $759.7 million in an unrealized loss position as of September 30, 2026 and no securities in an unrealized loss position as of December 31, 2025. None of the Company’s marketable securities had been in an unrealized loss position for more than one year as of September 30, 2026. It was determined that no credit losses exist as of September 30, 2026 because the change in market value for those securities that were in an unrealized loss position resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. The Company does not intend to sell the U.S. government treasury bills before maturity, and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 6. LEASES
The Company has entered into operating leases for facilities. Operating leases have remaining lease terms which range from less than 1 year to 11 years, and often include one or more options to renew. These renewal terms can extend the lease term from 5 to 15 years and are included in the lease term when it is reasonably certain that the option will be exercised. The exercise of lease renewal and termination options are at the sole discretion of the Company. The Company also has variable lease payments that are primarily comprised of common area maintenance and utility charges.
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
The components of lease costs are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease costs	$6,917	$4,427	$15,218	$13,338
Variable lease costs	1,210	1,003	3,195	3,058
Total lease costs	$8,127	$5,430	$18,413	$16,396
The Company’s weighted average remaining lease term and weighted average discount rate for operating leases were as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term	8.7 years	6.9 years
Weighted average discount rate	4.5%	2.6%

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Future undiscounted lease payments under operating leases as of September 30, 2026 were as follows:

(in thousands)	Amount
Remainder of 2026	$1,560
2027	8,437
2028	13,560
2029	14,164
2030	14,148
2031 and thereafter	68,489
Total undiscounted lease payments	$120,358
Less: Imputed interest	(24,820)
Less: Tenant improvement allowance*	(9,690)
Total operating lease liabilities	$85,848
_________
*Tenant improvement allowance is estimated to be received as follows: approximately $0.4 million in the next twelve months and $9.3 million thereafter.
NOTE 7. COMMON STOCK
Samsung Stock Purchase Agreement
On June 25, 2026, the Company completed the issuance and sale of an aggregate of 1,570,308 shares of the Company's common stock to the Samsung Investors in a private placement at a purchase price of $70.05 per share, for aggregate gross proceeds of approximately $110.0 million, pursuant to the Samsung SPA. The Company intends to use the net proceeds to fund its commercial activities and reimbursement efforts, as well as for working capital and other general corporate purposes.
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

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Although the contractual purchase price of $70.05 per share represented a 10% premium to the 15-day volume-weighted average trading price of the Company's common stock immediately preceding execution of the Samsung SPA, ASC 718 requires the share-based consideration to be measured at its grant-date fair value. The grant-date fair value of the share-based consideration of $25.4 million was determined using a forward contract valuation methodology. The valuation primarily reflected the difference between the grant-date closing market price of the Company's common stock of $86.41 per share and the contractual purchase price of $70.05 per share. The excess of the grant-date fair value over the contractual purchase price was recognized as a deferred asset because the Company expected to recognize future revenue generated under the Samsung BCA, but no contract with a customer within the scope of ASC 606 existed at the recognition date.
During the second quarter of 2026, the Company evaluated the deferred asset for recoverability. Based on management's estimate, the carrying amount of the deferred asset was not recoverable under the executed Samsung BCA based on the estimated consideration expected to be received, less the remaining costs directly related to providing the associated goods and services. Accordingly, during the second quarter of 2026 the Company recognized a full impairment charge of $25.4 million, which is included in the condensed consolidated statement of operations for the nine months ended September 30, 2026.
NOTE 8. LEGAL PROCEEDINGS, COMMITMENTS, AND CONTINGENCIES
The Company is subject to various claims, complaints, regulatory proceedings, and legal actions that arise from time to time in the ordinary course of business.
Illumina Federal Securities Class Actions
On November 11, 2023, the first of three securities class action complaints was filed against Illumina and certain of its current and former executive officers in the United States District Court for the Southern District of California. The first-filed case is captioned Kangas v. Illumina, Inc. et al., the second-filed case is captioned Roy v. Illumina, Inc. et al., and the third-filed case is captioned Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al. (collectively, the “Illumina Actions”). The complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts relating to Illumina’s acquisition of GRAIL. The complaints seek unspecified damages, interest, fees, and costs. On January 9, 2024, four movants filed motions to consolidate the Illumina Actions and to appoint a lead plaintiff (“Lead Plaintiff Motions”). On April 11, 2024, the Court issued an order consolidating the Illumina Actions into a single action (captioned in re Illumina, Inc. Securities Litigation No. 23-cv-2082-LL-MMP), and appointed Universal-Investment-Gesellschaft mbH, UI BVK Kapitalverwaltungsgesellschaft mbH, and ACATIS Investment Kapitalverwaltungsgesellschaft mbH as lead plaintiffs (the “Lead Plaintiffs”). On June 21, 2024, the Lead Plaintiffs filed a consolidated amended complaint. The amended complaint alleged that GRAIL, in addition to Illumina, and certain of their respective current and former directors and others violated sections 10(b) and 20(a) of the Securities Exchange Act and the U.S. Securities and Exchange Commission (the “SEC”) Rule 10b-5 in connection with Illumina's acquisition of GRAIL and disclosures concerning the same. GRAIL has an indemnification obligation for certain current and former directors and officers involved in the matter pursuant to indemnification agreements entered into by these individuals and GRAIL. On September 13, 2024 the plaintiffs further amended the complaint. On November 12, 2024, the Company moved to dismiss the Lead Plaintiffs’ second amended complaint for failure to state a claim under Sections 10(b) and 20(a) of the Exchange Act. On September 26, 2025, the court granted the motion to dismiss for failure to state a claim with leave to amend, and on October 27, 2025, the Lead Plaintiffs filed their third amended complaint. On December 11, 2025, the Company filed a motion to dismiss Lead Plaintiffs’ third amended complaint, which the Court granted without prejudice on September 30, 2026. On October 21, 2026, the Lead Plaintiffs filed a fourth amended complaint. In light of the fact that the lawsuits are in an early stage, the Company cannot predict the ultimate outcome of the suits.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NHS-Galleri Disclosures Federal Securities Class Action And Related Actions
On June 5, 2026, a putative securities class action captioned Robbins v. GRAIL, Inc. et al was filed against the Company and certain of its current and former executive officers in the Northern District of California, alleging that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b‑5 by making materially false and misleading statements regarding the NHS‑Galleri Trial. The complaint seeks certification of a class of investors who purchased GRAIL stock during the alleged class period and monetary damages, plus interest, attorneys’ and experts’ fees, costs, and other relief that may be awarded by the court. The Company has an indemnification obligation for certain current and former officers involved in the matter pursuant to indemnification agreements entered into by these individuals and GRAIL. The action is at an early stage, and no responsive pleadings have yet been filed. Pursuant to the Private Securities Litigation Reform Act, competing motions for appointment of lead plaintiff and approval of lead counsel were filed by four movants on August 4, 2026. The movants have completed briefing on those motions, but the court has not yet ruled. A hearing on the lead-plaintiff motions is currently scheduled for December 3, 2026. The parties have stipulated to extend defendants’ deadline to respond to the complaint until after the lead plaintiff process is complete, at which point a consolidated amended complaint is expected to be filed.
On June 23, 2026, a shareholder derivative action captioned Augitto v. Ragusa et al. was filed against the Company’s current members of our board of directors and certain current and former officers in the Northern District of California, alleging that the defendants breached their fiduciary duties by causing or permitting the Company to make materially false and misleading statements and omissions concerning the NHS‑Galleri Trial, tracking the same alleged misstatements, and omissions underlying the Robbins action. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Exchange Act Section 14(a) in connection with the Company’s 2025 proxy statement, and derivative contribution claims under Sections 10(b) and 21D. The complaint seeks relief on behalf of the Company, including damages, equitable relief, attorneys’ and experts’ fees, costs, and other relief that may be awarded by the court. The action is at an early stage, and no responsive pleadings have yet been filed. On July 16, 2026, the court issued an order relating the action to the Robbins v. GRAIL, Inc. et al. class action. On September 10, 2026, the court entered a stipulated order staying the action pending developments in the related Robbins class action. The matter is currently stayed.
In light of the fact that the Robbins and Augitto lawsuits are in an early stage, the Company cannot predict the ultimate outcome of the suits.
Other Legal Matters
Legal matters include various claims, complaints, and legal actions that arise from time to time. The Company has entered into indemnification agreements with each of its current and former directors, executive officers, and certain other officers, to provide, among other things, for indemnification to the fullest extent permitted by law and the Company’s certificate of incorporation and bylaws, and has certain obligations to these individuals, which may give rise to liability for the Company even if the Company is not directly named. The Company has indemnification obligations in respect of the Illumina Actions and with respect to other legal matters that may arise, or have arisen, from time to time. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company is involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to employment matters and intellectual property matters. For example, a complaint was filed against the Company on September 11, 2026, alleging the Company’s infringement of two U.S. patents directed to detection of methylation. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the consolidated financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Since litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures. The Company may change its estimates if its assessment of the various factors changes and the amount of ultimate loss may differ from estimates, resulting in a material effect on the Company’s business, financial condition, results of operations, and/or cash flows. As of September 30, 2026, the Company is unable to estimate a range of possible loss in excess of the amounts accrued.
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
On June 21, 2024, in connection with the Company’s spin-off from Illumina (the “Spin-Off”), Illumina and the Company entered into the Tax Matters Agreement, dated as of June 21, 2024 (the “Tax Matters Agreement”), which governs the respective rights, responsibilities and obligations of Illumina and the Company after the Spin-Off with respect to all tax matters and includes restrictions to preserve the tax-free status of the Spin-Off during the two-year period following the Spin-Off, which period has expired. The Company remains subject to certain continuing obligations under the Tax Matters Agreement, including an obligation to indemnify Illumina for certain taxes and related losses if the Spin-Off fails to qualify for its intended tax-free treatment as a result of certain actions or events involving the Company’s stock or assets. Breach of any covenant or representation contained in the Tax Matters Agreement will result in liability to specific separation taxes. As of September 30, 2026, as it was not probable that the Company will breach the agreement, no contingent liability was recorded in connection with the Tax Matters Agreement.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 9. NET LOSS PER SHARE
The following table presents the calculation of the Company’s basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator
Net loss	$(103,568)	$(88,977)	$(307,002)	$(309,175)
Denominator
Weighted average shares of common stock—basic and diluted	46,777,729	36,124,256	44,858,893	35,415,266
Net loss per share
Basic and Diluted	$(2.21)	$(2.46)	$(6.84)	$(8.73)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.
Pre-funded warrants issued in connection with the private investment in public equity transaction completed in 2025 are included in the denominator of basic net loss per share from their issuance date, as they are exercisable for nominal consideration and are considered outstanding common shares for purposes of calculating basic net loss per share.
The following table presents the total outstanding potentially dilutive shares excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the periods presented:

	Three and Nine Months Ended
	September 30, 2026	September 30, 2025
Unvested restricted stock units	3,650,831	5,051,509
Unexercised performance stock options	77,863	104,315
Shares issuable under ESPP	80,593	139,692
Unvested performance stock units	21,001	26,000
Total	3,830,288	5,321,516
NOTE 10. TAXES
The Company calculates its quarterly income tax provision by applying the annual estimated effective tax rate to the actual year-to-date profit or loss, adjusted for discrete items recognized in that period. The difference between the Company’s effective tax rate of 28.86% and the U.S. federal statutory rate for the nine months ended September 30, 2026 is primarily attributable to state taxes and discrete tax benefits associated with stock-based compensation.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 11. SEGMENT INFORMATION

The Company operates and manages its business as one reportable operating segment. The Company's chief operating decision maker (“CODM”) is the chief executive officer. The CODM reviews financial information on an aggregate basis for the purposes of evaluating financial performance and allocating resources based on net income (loss), adjusted gross profit, adjusted gross margin and adjusted EBITDA. Net income (loss) is the measure of segment profit most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess performance. The CODM does not evaluate operating segment performance using asset information.

Effective June 1, 2026, Dr. Joshua Ofman was appointed chief executive officer and became the Company’s CODM. Following this leadership transition, the Company revised the internal management reporting package provided to the CODM, including changes to the presentation and composition of segment expenses, to align with how the CODM manages operations, assesses performance, allocates resources, and develops strategic priorities. As a result, the Company updated its segment reporting structure and has revised the presentation of segment information for the nine months ended September 30, 2026, and three and nine months ended September 30, 2025, to conform to the current-period presentation. The Company continues to operate and manage its business as one reportable segment and the revised presentation does not change total revenue, total costs and operating expenses, loss from operations, or net loss for any period presented.
The following table includes the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the three and nine months ended September 30, 2026 and September 30, 2025 is included in the table below:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue:
Screening revenue	$37,269	$32,807	$119,743	$96,319
Development services revenue	266	3,387	3,264	7,256
Total revenue	37,535	36,194	123,007	103,575
Costs and operating expenses:
Cost of screening revenue (exclusive of amortization of intangible assets) (1)	22,032	15,910	66,623	52,379
Cost of development services revenue (1)	141	544	951	2,216
Research and development	38,991	43,156	123,940	133,765
Sales and marketing	37,241	21,894	96,893	77,388
General and administrative	33,324	28,468	103,565	91,935
Depreciation and intangible assets amortization	36,868	37,645	111,054	112,576
Stock-based compensation	13,557	13,868	48,725	43,068
Intangible and other assets impairment	—	—	25,423	28,000
Total costs and operating expenses	182,154	161,485	577,174	541,327
Loss from operations	(144,619)	(125,291)	(454,167)	(437,752)
Other income (expense):
Interest income	7,843	6,107	23,059	20,695
Other income (expense), net	(545)	466	(444)	(929)
Benefit from income taxes	33,753	29,741	124,550	108,811
Net loss	$(103,568)	$(88,977)	$(307,002)	$(309,175)
(1) Cost of screening revenue (exclusive of amortization of intangible assets) and cost of development services revenue include stock-based compensation expense of $0.6 million and $1.7 million for the three and nine months ended September 30, 2026 and $0.3 million and $1.5 million for the three and nine months ended September 30, 2025.

GRAIL, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 12. RELATED PARTY TRANSACTIONS
The Company was a subsidiary of Illumina, Inc. between August 19, 2021 and June 23, 2024. Subsequent to the Spin-Off, Illumina retained a 14.5% stake in the Company and was considered a related party. During the fourth quarter of 2025, Illumina reduced its ownership to less than 10%. As a result, Illumina is not, and was not in the three and nine months ended September 30, 2026, a related party of the Company.
Illumina was both a customer and a major supplier of the Company’s reagents and capital equipment during the relevant periods. Goods and services transactions with Illumina are invoiced and paid when due.
Goods and services transactions with Illumina for the period during which Illumina qualified as a related party of the Company were as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2025
Screening revenue	$50	$179
Cost of screening revenue	1,237	3,924
Cost of development services revenue	78	260
Operating expenses—Research and development	973	2,947
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our results of operations and financial condition together with our accompanying unaudited condensed consolidated financial statements and the notes thereto included under Item 1. “Financial Statements”. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and our business and financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K (filed on March 12, 2026) for the year ended December 31, 2025 (the “2025 Form 10-K”) and the section entitled “Cautionary Note Concerning Forward-Looking Statements” of this Form 10-Q.

Unless otherwise indicated, references to "GRAIL," “we,” “us,” and the "Company" refer to GRAIL, Inc. and its subsidiary.
Overview

Our Business
We are an innovative commercial-stage healthcare company focused on shifting the paradigm in early cancer detection at population scale. We believe screening individuals for many types of cancer with a single test represents a significant opportunity to reduce the global burden of cancer. Our multi-cancer early detection (“MCED”) test, Galleri®, can screen for many types of cancer, accurately predicting the specific organ or tissue type where the cancer signal originated, with high positive predictive values and low false positive rates, all from a simple blood draw. Galleri has detected some of the most aggressive cancers in early stages including, among others, endometrial, esophageal, gastrointestinal, head and neck, liver, pancreatic, and rectal cancers. We have conducted what we believe is the largest clinical program in genomic medicine to date with data from over 385,000 participants that we believe demonstrate the clinical validation and clinical utility of Galleri in its intended use population. We have deep operational experience with over 970,000 tests processed across this clinical program and from our commercial experience, including through partnerships with leading healthcare systems, employers, digital health platforms, payors, international distributors and life insurance providers.

In January 2026, we submitted our premarket approval application (“PMA”) for Galleri to the Food and Drug Administration (“FDA”). Our PMA included performance and safety data focused on the first approximately 25,000 participants of our approximately 35,000-participant PATHFINDER 2 study that were presented at the European Society for Medical Oncology (“ESMO”) conference in October 2025 (the “PATHFINDER 2 Initial Results”) and performance and safety metrics from the first year (prevalent screening round) of our NHS-Galleri Trial, along with results of a bridging study.
In September 2026, the FDA’s Molecular and Clinical Genetics Panel of the Medical Devices Advisory Committee voted in favor of Galleri’s safety, effectiveness and overall benefit-risk profile for screening for the early detection of multiple types of cancer in adults aged 50 years and older. The advisory committee voted unanimously in support of Galleri’s safety, six to four in support of Galleri’s effectiveness, and seven to two with one abstention that the benefits of Galleri outweigh its risks. To date, Galleri is the first and only multi-cancer detection test to undergo the PMA application process and to obtain a favorable FDA advisory committee review. The advisory committee was convened by the FDA as a panel of independent experts. The FDA will take the advisory committee’s recommendations into consideration when making its final decision on our PMA, but is not bound by those recommendations. We expect a final decision by the FDA on our PMA by early first quarter of 2027.

Data from the studies underpinning our FDA PMA submission have been presented and published in world-leading forums. The PATHFINDER 2 Initial Results were presented at ESMO in October 2025, and demonstrated that adding Galleri to recommended (breast, cervical, colorectal and lung) screenings led to a more than seven-fold increase in the number of cancers found within a year, and an approximately three-fold increase when prostate screening was included. Results from the full approximately 35,000 participants in the PATHFINDER 2 study were subsequently presented at the Annual American Society of Clinical Oncology (“ASCO”) meeting in June 2026 and were generally consistent with the results presented at the 2025 ESMO conference. At the 2026 ASCO meeting, we also presented results from our three-year, randomized controlled NHS-Galleri Trial in approximately 140,000 participants, which demonstrated a substantial reduction in stage 4 cancer diagnoses, increased stage 1 and 2 detection of deadly cancers, and four-fold higher cancer detection rate when compared to recommended screenings alone. Although the primary endpoint of statistically significant combined stage 3 and 4 reduction in a pre-specified group of 12 deadly cancers was not observed; there was a favorable trend toward fewer combined stage 3 and 4 cancers in the intervention arm after the prevalent screening round. Notably, we observed a more than 20% decrease in stage IV cancers in the second and third screening rounds, which was outweighed in the combined metric by an overall increase in the number of stage III cancers, particularly in the prevalent screening round. Additionally, Galleri detected 366 stage I and II cancers, more than the 290 cancers detected at any stage by the entirety of the U.K.’s standard of care screening program in the control arm. Additionally, adding Galleri was associated with a 25% reduction in cancers diagnosed after emergency presentation. Emergency presentations are among the costliest cancer diagnoses and are associated with the poorest patient outcomes. Taken together, we believe these results demonstrate the powerful potential for Galleri to improve the effectiveness and efficiency of national screening programs around the globe.

We designed Galleri to detect cancer early, when it is more amenable to curative treatment, and we launched Galleri in the United States in mid-2021. Galleri works by detecting DNA fragments shed into the bloodstream by tumor cells and analyzing specific methylation patterns that can be used to both identify a general cancer signal and localize that signal to a specific organ or tissue type. We have sold over 650,000 commercial Galleri tests through September 30, 2026, with over 174,000 sold during the nine months ended September 30, 2026.

As an early pioneer of MCED testing, we have established strong relationships within the cancer and primary care community, including through partnerships with academic and community medical centers, key opinion leaders, and governmental policy and advocacy partners. We have shared evidence supporting our MCED testing at renowned medical conferences, such as the American Association of Cancer Research (“AACR”), ASCO, ESMO, and American Academy of Family Physicians. We have also published results from our studies in leading scientific and medical journals, including Cancer Cell, The Lancet, The Lancet Oncology, Nature, Nature Medicine, and The New England Journal of Medicine.
Since our inception, we have incurred net losses each year. We incurred net losses of $103.6 million and $89.0 million for the three months ended September 30, 2026 and September 30, 2025 and $307.0 million and $309.2 million for the nine months ended September 30, 2026 and September 30, 2025. Substantially all of our net losses resulted from the application of pushdown accounting, including goodwill and intangible and other asset impairments and the amortization of intangible assets, as well as our research and development programs, general and administrative costs associated with our operations, and sales and marketing costs associated with commercializing our products. As a result of the application of pushdown accounting, our balance sheet includes intangible assets, which may be subject to additional impairment over time. We expect to continue to incur operating losses for at least the next several years as we invest in research and development and the commercialization of existing products.
Adjusted EBITDA was $(92.6) million and $(71.7) million for the three months ended September 30, 2026 and September 30, 2025 and $(262.8) million and $(248.8) million for the nine months ended September 30, 2026 and September 30, 2025. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable U.S. generally accepted accounting principle (“GAAP”) financial measure, information about why we consider Adjusted EBITDA useful and a discussion of the material risks and limitations of these measures, please see “Non-GAAP Financial Measures” below.

Key Factors Affecting Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•FDA and other regulatory approval and reimbursement. Our performance will be impacted by the extent to which we can secure reimbursement and coverage for Galleri. Prior to broader coverage and reimbursement in the United States, we will continue our work with clinics, health systems, and digital health platforms to accelerate utilization, and with self-insured employers and health insurers to offer and cover Galleri. Galleri is currently available as a laboratory developed test in the United States and we have established coverage and reimbursement from a number of self-insured employers and health plans, but we do not currently have broader coverage and reimbursement by Medicare or large commercial insurers. While Galleri has not been approved or cleared by the FDA, FDA approval is currently not required to market our test in the United States. We are pursuing FDA approval to help support broad access for Galleri in the United States and we submitted a PMA for Galleri to the FDA in January 2026. In September 2026, the FDA Molecular and Clinical Genetics Panel of the Medical Devices Advisory Committee voted in favor of Galleri’s safety, effectiveness and overall benefit-risk profile for screening for the early detection of multiple types of cancer in adults aged 50 years and older. The FDA convenes advisory committees to obtain independent expert advice and is not bound by the advisory committee’s recommendations, though it takes such recommendations into consideration when making its final decision on our PMA, which is expected by early first quarter of 2027. Obtaining PMA approval can take several months or years from the time an application is submitted, if at all. Moreover, the regulatory requirements surrounding the pathway to PMA approval for laboratory tests have in the recent past, and may in the future, be subject to change. We believe that FDA approval, if obtained, could unlock coverage from large commercial payors in the United States. In February 2026, a new law created a coverage benefit category to enable coverage of FDA-approved MCED tests by Medicare, with authority for Centers for Medicare and Medicaid Services (“CMS”) to initiate coverage as early as January 1, 2029 for the aged 50-65 Medicare population and expanding one age-year at a time annually. If we obtain FDA approval, we expect to pursue coverage through this new law and, subsequently, inclusion of Galleri in the United States Preventive Services Task Force (“USPSTF”) guideline recommendation, although such inclusion may take years and is not certain even with FDA approval. Should USPSTF recommend Galleri with an A or B recommendation, CMS would then have the authority to expand coverage beyond what is covered under the MCED benefit category and commercial payors would generally be required under the Affordable Care Act to cover the recommended screening, without patient cost sharing, beginning one year after the recommendation is made. We believe FDA approval and, to a greater extent, inclusion in USPSTF guideline recommendations or the clinical guidelines of professional medical societies like the National Comprehensive Cancer Network or American Cancer Society would further increase adoption and market acceptance of our tests. In the United Kingdom, NHS England (which is being merged with the Department of Health and Social Care) (the “NHS”) will evaluate the final results from the NHS-Galleri Trial before determining whether to implement the Galleri test in the NHS. Under our agreement with the NHS, these results have met certain success criteria and missed others. As a result, we and NHS England will convene meetings of our joint steering committee to discuss how best to proceed with deployment to the UK population, if at all, considering deployment approaches and which population groups would most benefit. We believe the decision will include considerations such as NHS budget, political priorities, cost-effectiveness and implementation constraints in addition to an evaluation of the final results. We also believe our work with the NHS and the data generated from our NHS-Galleri Trial could help facilitate adoption in other single-payor systems around the world and support evidence of clinical utility. Although the primary endpoint of statistically significant combined stage 3 and 4 reduction was not observed in the NHS-Galleri Trial, we believe other results from the trial could be compelling to these systems.

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

•Continued development of, and competition within, the market for MCED testing. Multi-cancer early detection remains a novel technology and the market for MCED tests continues to rapidly evolve. We continue to drive MCED as a solution to one of healthcare’s most important challenges. Our performance depends on the extent to which key stakeholders, including current and potential commercial partners, payors and health systems, regulators, policy makers, academic and community medical centers, and key opinion leaders and advocates, understand and support MCED testing as an effective solution for cancer screening. We make significant efforts to educate these key stakeholders regarding the benefits of MCED and the clinical and economic value of our products, which we believe will continue to drive awareness of MCED and expand the commercial opportunity for our products. There has been a significant increase in competition in the market for MCED testing and in cancer screening tests generally, and we expect this trend of increasing competition to continue. Over the last few years, a number of new MCED and cancer screening products have launched commercially, and we expect additional products to launch in the future. While we believe that increasing competition, including the addition of new market entrants and products, will help develop our target market, these competitors generally compete with us for customers on the basis of test performance, ease of use and pricing and have created a more crowded competitive market than previously existed. Our ability to differentiate Galleri from competitors is and will remain a key factor in determining our success. We believe we are differentiated by our commitment to FDA review of Galleri in the PMA we submitted in January 2026, our extensive and robust datasets generated from our clinical studies, our demonstrated test performance, our clinical program that we believe is the largest in genomic medicine, our rigorous and objective approach to test development and research, our multidisciplinary capabilities leveraging the power of next-generation sequencing and advanced and trained machine learning algorithms and data science, our robust intellectual property portfolio, and our investment in our facilities and operational workflows. However, certain competitors may have greater financial resources, better brand recognition, quicker reimbursement timelines, larger sales forces, larger or more successful marketing campaigns, more experience in screening or international commercialization, lower prices or promotional or bundled offerings, including offerings of MCED tests at no additional cost in connection with customers’ use of other screening products, or other advantages. Our ability to succeed will depend on our market success. See Item 1A. “Risk Factors”.
•Demand for our products and customer mix. A key factor to our future success is and will be our ability to increase demand for, and sales of, Galleri from new and existing customers. Our commercial strategy targets primary care physicians, health systems, employers, digital health platforms, payors, international distributors and life insurance providers, and focuses on innovative value-oriented partnerships. As Galleri is not currently broadly reimbursed, our ability to drive demand from these customers is directly linked to our pricing strategy and ability to demonstrate the clinical and economic value of our test through clinical validation and real-world experience. We have entered into various commercial partnerships, including with leading healthcare systems, digital health platforms, employers, payors, and life insurance providers and, as of September 30, 2026, have established a network of more than 20,000 prescribers across the United States in a pre-reimbursement setting. We believe this commercial network represents a significant opportunity to drive further demand for Galleri. The mix of customers from which we generate revenue from period to period has an impact on our revenue and gross margin. Galleri test pricing is generally based on our list price, with discounts in certain channels, or, for certain customers, such as larger, higher-volume customers or international distributors, negotiated contractual rates. We continuously assess our pricing strategy and list price, and have and may continue to implement broad promotional or other price reductions across all channels for limited or indefinite periods to drive demand and position our pricing for potential broader access, adoption and commercialization if we receive FDA approval, including in light of potential future reimbursement prices. For example, in September 2026 we launched a promotional pricing program ahead of the FDA advisory committee meeting. We expect the September 2026 pricing promotion to continue to impact our average selling price (“ASP”) in the coming periods. For certain customers, we also offer rebates. Revenue generated from customers with negotiated contractual rates, or with rebates or discounts, is generally lower margin as compared to revenue generated based on list pricing. As part of our overall pricing strategy, we expect these rates, discounts, rebates and promotions to reduce our ASP over time. In addition, we have entered into a number of biopharmaceutical research partnerships for our research-use-only (“RUO”) offering under our precision oncology portfolio. Large customers, such as healthcare systems, employers, and biopharmaceutical partners, generally begin using our products by initiating pilots involving a limited number of tests. We believe that our ability to convert these initial pilots into long-term customer relationships has the potential to drive substantial long-term revenue. Termination of these pilots or clinical trials can have a significant impact on our revenue and results of operations. For example, in late 2025, one of our pharmaceutical partners terminated its phase 3 trial due to low enrollment, for which our methylation technology was used as a potential companion diagnostic for enrolling participants. We also expect to increase demand from new customers through our efforts to further develop the market for MCED testing.
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
•Leverage our operational infrastructure. We have made significant investments to build a scalable infrastructure capable of meeting significant demand of up to one million tests per year while satisfying applicable certification and licensing requirements and accreditation standards. Our Durham, North Carolina facility is CAP-accredited and CLIA-certified. In addition, we engineered custom technology infrastructure and cloud-based tools to enable scalable data collection and analysis capabilities. With this foundational infrastructure in place, we have been able to generate scale efficiencies as the volume of tests sold has increased. As demand for our products increases, we expect to further leverage the scale efficiencies of our infrastructure and platform technology, which we believe will positively impact Galleri margins over time. In late 2024, we began using an updated version of Galleri in commercial channels. This version incorporates a highly-automated industrial scale platform and is intended to enable us to scale more efficiently with future demand. In connection with implementation of this new version of Galleri, we have experienced and may continue to experience increased turnaround times, re-processing costs and sample failures. We continually monitor and evaluate laboratory operations and performance in an effort to achieve our intended sample processing metrics and costs; however from time to time, processing issues may arise that could impact our operations. In the future, it is possible that we may invest significant amounts in infrastructure to support new products or existing products in new markets.

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

Components of Results of Operations

Screening Revenue
We currently derive screening revenue from the sale of Galleri primarily within the United States and primarily through primary care physicians, health systems, employers, digital health platforms, payors, and life insurance providers. Galleri is not currently broadly reimbursed. Galleri test pricing is generally based on our list price, with discounts in certain channels, or, for certain customers, such as larger, higher-volume customers or international distributors, negotiated contractual rates. We continuously assess our pricing strategy and list price, and have and may continue to implement broad promotional or other price reductions across all channels for limited or indefinite periods. For certain customers, we also offer rebates. As part of our overall pricing strategy, we expect these rates, discounts, rebates and promotions to reduce our ASP over time. We identify each sale of our test to our customer as a single performance obligation; therefore, revenue is recognized at the point of time when the test result report is delivered. For self-pay patients, we have concluded that an implied contract exists, however the transaction price for the implied contract represents variable consideration as there are situations in which we do not expect to collect the full invoiced amounts from self-pay patients due to price concessions. We utilize the expected value approach to estimate the transaction price and apply a constraint for such variable consideration, on a portfolio basis. We monitor the estimated amounts to be collected at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required.

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

Cost of Screening Revenue (Exclusive of Amortization of Intangible Assets) and Cost of Development Services Revenue
Cost of revenue represents expenses that are incurred to produce and sell our products and services. For screening revenue, these costs consist of materials, labor including salaries and wages, bonus, benefits and stock-based compensation, blood collection kits and shipping, phlebotomy, royalties, electronic health records (“EHR”) integrations, equipment depreciation, and allocations of overhead expenses such as facilities and information technology costs. For development services, these costs consist of materials and patient sample acquisition, labor including salaries and wages, bonus, benefits and stock-based compensation, royalties, equipment depreciation, and allocations of overhead expenses such as facilities and information technology costs. As demand for our products increases, we expect to further leverage the scale efficiencies of our infrastructure and platform technology, which we believe will positively impact screening margins over time. These margin improvements from scale efficiencies will at least be partially offset when we commence recognition of royalties owing under the terms of the Illumina Supply Agreement on December 24, 2026 as well as by anticipated reductions in ASP due to pricing reductions over time through list price changes, discounts, rebates, promotions or other pricing activity.
Cost of Revenue—Amortization of Intangible Assets
As a result of the application of pushdown accounting, intangible assets recognized in our standalone financial statements relate to our own technology, and consist of developed technologies and in-process research and development that were measured at fair value upon Illumina’s acquisition of GRAIL. Our developed technology includes intangible assets related to technology underlying Galleri. The cost of identifiable intangible assets with finite lives, such as developed technology assets, are amortized on a straight-line basis over the assets’ respective estimated useful lives of 18 years.

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

Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs, including salaries, benefits and stock- based compensation expense, consulting costs, allocated overhead including facilities and information technology expenses, and travel associated with our commercial organization. Also included are costs associated with advertising programs that consist of brand and product awareness activities and trade events and conferences. Sales and marketing expense also includes amortization of the trade name intangible asset that was recognized upon Illumina’s acquisition of GRAIL, which has been recorded in our financial statements as a result of the application of pushdown accounting, and is amortized on a straight-line basis over the assets’ respective estimated useful lives of 9 years. We expect our sales and marketing expenses to increase as we invest in initiatives to drive awareness and demand generation of Galleri and to decrease as a percentage of revenue over the next three years and long term.

General and Administrative
General and administrative expenses consist of personnel expenses, including salaries, benefits and stock-based compensation expenses, for executive, finance and accounting, legal, human resources, business development, corporate communications, portfolio management, medical affairs, and management information systems personnel. Also included are professional fees, legal costs, including patent and trademark-related expenses and educational activities. We have incurred and will incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, director and officer insurance premiums, investor relations activities, and other expenses related to administrative and professional services. We expect our general and administrative expenses to increase as we continue to invest in corporate infrastructure to support public company operations and the commercialization of Galleri and to decrease as a percentage of revenue over the next three years and long term.

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

Results of Operations
Comparisons of the Three and Nine Months Ended September 30, 2026 and September 30, 2025
The following table summarizes our results of operations for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue:
Screening revenue	$37,269	$32,807	$119,743	$96,319
Development services revenue	266	3,387	3,264	7,256
Total revenue	37,535	36,194	123,007	103,575
Costs and operating expenses:
Cost of screening revenue (exclusive of amortization of intangible assets)	22,032	15,910	66,623	52,379
Cost of development services revenue	141	544	951	2,216
Cost of revenue — amortization of intangible assets	33,473	33,473	100,417	100,417
Research and development	44,073	48,647	139,523	148,898
Sales and marketing	41,695	25,503	110,020	89,021
General and administrative	40,740	37,408	134,217	120,396
Intangible and other assets impairment	—	—	25,423	28,000
Total costs and operating expenses	182,154	161,485	577,174	541,327
Loss from operations	(144,619)	(125,291)	(454,167)	(437,752)
Other income:
Interest income	7,843	6,107	23,059	20,695
Other income (expense), net	(545)	466	(444)	(929)
Total other income, net	7,298	6,573	22,615	19,766
Loss before income taxes	(137,321)	(118,718)	(431,552)	(417,986)
Benefit from income taxes	33,753	29,741	124,550	108,811
Net loss	$(103,568)	$(88,977)	$(307,002)	$(309,175)
Comparison of the Three Months Ended September 30, 2026 and September 30, 2025
Revenue

	Three Months Ended		Change
(in thousands)	September 30, 2026	September 30, 2025	$	%
Screening revenue	$37,269	$32,807	$4,462	14%
Development services revenue	266	3,387	(3,121)	(92%)
Total revenue	37,535	36,194	1,341	4%
Screening Revenue
The increase in screening revenue of $4.5 million or 14% was primarily driven by a 24% increase in Galleri sales volume, partially offset by a 9% decrease in ASP, primarily driven by promotional pricing introduced in September 2026 that was not available in the corresponding quarter of the prior year. Galleri sales volume increased in the third quarter of 2026 as a result of the continued expansion of our commercial activity following the release of our NHS-Galleri and PATHFINDER 2 study data, and of our partnerships with digital health platforms, employers, and international distributors, continued implementation of new pricing strategies, broader adoption of enhanced ordering pathways enabled by EHR integrations, and increased enrollment in our REACH/Galleri-Medicare clinical study.

Development Services Revenue
The decrease in development services revenue of $3.1 million or 92% was primarily driven by a decrease of $1.3 million in revenue from pilots with biopharmaceutical partners, a decrease of $1.0 million from clinical development services and a decrease of $0.8 million in revenue earned from research services.
Cost of Screening Revenue (Exclusive of Amortization of Intangible Assets)

	Three Months Ended		Change
(in thousands)	September 30, 2026	September 30, 2025	$	%
Cost of screening revenue (exclusive of amortization of intangible assets)	$22,032	$15,910	$6,122	38%
The increase in cost of screening revenue (exclusive of amortization of intangible assets) of $6.1 million or 38% was primarily driven by a 24% increase in Galleri sales volume and an increase in allocated overhead costs as a result of the increase in the proportion of commercial samples compared to research samples processed within our laboratory primarily due to a reduction in research sample volumes as validation samples were run in the prior year to support our PMA submission. These increases were partially offset by a decrease in sample reprocessing costs.

Cost of screening revenue (exclusive of amortization of intangible assets) as a percent of screening revenue increased approximately 11 percentage points in the third quarter of 2026, mainly due to a 9% decrease in ASP and an increase in allocated overhead costs driven by an increased proportion of commercial samples processed, partially offset by a decrease in sample reprocessing costs.
Research and Development

	Three Months Ended		Change
(in thousands)	September 30, 2026	September 30, 2025	$	%
Research and development	$44,073	$48,647	$(4,574)	(9%)
The decrease in research and development expenses of $4.6 million or 9% was primarily attributable to a $3.3 million decrease in clinical studies primarily related to lower costs across our studies including the PATHFINDER 2 study and completion of enrollment in our REFLECTION study in the third quarter of 2025, a $1.6 million reduction in laboratory supplies and research collaboration expenses, primarily due to a reduction in research sample volumes as validation samples were run in the prior year to support our PMA submission and a $0.5 million decrease in facilities and information technology costs allocated to the research and development function. These decreases were partially offset by a $0.6 million increase in compensation expense, reflecting a $2.0 million increase in variable compensation and a $0.2 million increase in stock-based compensation, partially offset by a $1.6 million decrease in salaries and wages mainly due to the reallocation of labor costs supporting commercial activities to sales and marketing.

Sales and Marketing

	Three Months Ended		Change
(in thousands)	September 30, 2026	September 30, 2025	$	%
Sales and marketing	$41,695	$25,503	$16,192	63%
The increase in sales and marketing expenses of $16.2 million or 63% was primarily attributable to continued expansion of our commercial activity, including an $8.2 million increase in marketing expenses and professional services, primarily reflecting expanded commercial marketing initiatives and external professional services supporting our commercialization efforts. The increase was also attributable to a $7.2 million increase in compensation expense, reflecting a $5.0 million increase in salaries and wages due to a greater allocation of labor costs supporting commercial activities and increased headcount, a $1.1 million increase in variable compensation, and a $0.9 million increase in stock-based compensation. Additionally, other sales and marketing expenses increased by $0.8 million, primarily driven by higher software costs supporting commercial activities.
General and Administrative

	Three Months Ended		Change
(in thousands)	September 30, 2026	September 30, 2025	$	%
General and administrative	$40,740	$37,408	$3,332	9%
The increase in general and administrative expenses of $3.3 million or 9% was primarily attributable to a $1.8 million increase in lease-related costs associated with the commencement of our new corporate headquarters lease and a $1.8 million increase in compensation expense, reflecting a $2.2 million increase in variable compensation and a $1.0 million increase in salaries and wages, partially offset by a $1.4 million decrease in stock-based compensation.
Interest Income

	Three Months Ended		Change
(in thousands)	September 30, 2026	September 30, 2025	$	%
Interest income	$7,843	$6,107	$1,736	28%
The increase in interest income of $1.7 million or 28% was primarily driven by an increase in interest earned on our money market funds and short-term marketable securities primarily due to an increase in the balance on hand reflecting equity financing transactions completed in the fourth quarter of 2025 and the closing of the equity investment by Samsung in June 2026.
Benefit from Income Taxes

	Three Months Ended		Change
(in thousands)	September 30, 2026	September 30, 2025	$	%
Benefit from income taxes	$33,753	$29,741	$4,012	13%

The increase in benefit from income taxes was primarily attributable to a higher loss before income taxes and an increase in discrete tax benefits, primarily related to stock-based compensation expense.

Comparison of the Nine Months Ended September 30, 2026 and September 30, 2025
Revenue

	Nine Months Ended		Change
(in thousands)	September 30, 2026	September 30, 2025	$	%
Screening revenue	$119,743	$96,319	$23,424	24%
Development services revenue	3,264	7,256	(3,992)	(55%)
Total revenue	123,007	103,575	19,432	19%
Screening Revenue
The increase in screening revenue of $23.4 million or 24% was primarily driven by a 36% increase in Galleri sales volume, partially offset by an 8% decrease in ASP. Galleri sales volume increased in the first nine months of 2026 as a result of the continued expansion of our commercial activity following the release of our NHS-Galleri and PATHFINDER 2 study data, and of our partnerships with digital health platforms, employers, and international distributors, continued implementation of new pricing strategies, broader adoption of enhanced ordering pathways enabled by EHR integrations, and increased enrollment in our REACH/Galleri-Medicare clinical study.
Development Services Revenue
The decrease in development services revenue of $4.0 million or 55% was primarily driven by a decrease of $1.9 million from clinical development services, a decrease of $1.2 million in revenue from pilots with biopharmaceutical partners and a decrease of $0.9 million in revenue earned from research services.
Cost of Screening Revenue (Exclusive of Amortization of Intangible Assets)

	Nine Months Ended		Change
(in thousands)	September 30, 2026	September 30, 2025	$	%
Cost of screening revenue (exclusive of amortization of intangible assets)	$66,623	$52,379	$14,244	27%
The increase in cost of screening revenue (exclusive of amortization of intangible assets) of $14.2 million or 27% was primarily driven by a 36% increase in Galleri sales volume and an increase in allocated overhead costs as a result of the increase in the proportion of commercial samples compared to research samples processed within our laboratory primarily due to a reduction in research sample volumes as validation samples were run in the prior year to support our PMA submission. These increases were partially offset by improved fixed cost leverage due to an increase in volumes and a decrease in sample reprocessing costs.
Cost of screening revenue (exclusive of amortization of intangible assets) as a percent of screening revenue increased approximately 1 percentage point in the first nine months of 2026, mainly due to an 8% decrease in ASP and an increase in allocated overhead costs driven by an increased proportion of commercial samples processed, partially offset by improved fixed cost leverage due to the increase in volumes and a decrease in sample reprocessing costs.

Cost of Development Services Revenue

	Nine Months Ended		Change
(in thousands)	September 30, 2026	September 30, 2025	$	%
Cost of development services revenue	$951	$2,216	$(1,265)	(57%)
The decrease in cost of development services revenue of $1.3 million was primarily attributable to a decrease in development services revenue and development services projects completed during 2026.
Research and development

	Nine Months Ended		Change
(in thousands)	September 30, 2026	September 30, 2025	$	%
Research and development	$139,523	$148,898	(9,375)	(6%)
The decrease in research and development expenses of $9.4 million or 6% was primarily attributable to a $6.1 million decrease in laboratory supplies and research collaboration expenses, primarily due to a reduction in research sample volumes as validation samples were run in the prior year to support our PMA submission, a $2.9 million decrease in clinical studies primarily related to lower costs associated with our PATHFINDER 2 study and completion of enrollment in our REFLECTION study in the third quarter of 2025, partially offset by an increase in our REACH/Galleri-Medicare study enrollment costs, and a $2.2 million decrease in facilities and information technology costs allocated to the research and development as a result of the increase in the proportion of commercial samples compared to research samples processed within our laboratory, resulting in a lower proportion of costs allocated to research and development compared to the prior year. These decreases were partially offset by a $1.6 million increase in stock-based compensation.
Sales and Marketing

	Nine Months Ended		Change
(in thousands)	September 30, 2026	September 30, 2025	$	%
Sales and marketing	$110,020	$89,021	20,999	24%
The increase in sales and marketing expenses of $21.0 million or 24% was primarily attributable to a $11.8 million increase in compensation expenses, reflecting a $8.2 million increase in salaries and wages driven by a greater allocation of labor resources supporting commercial activities and an increase in headcount, a $1.9 million increase in variable compensation, and a $1.5 million increase in stock-based compensation. The increase was also attributable to a $7.8 million increase in marketing expenses and professional services, primarily reflecting expanded commercial marketing initiatives and external professional services supporting our commercialization efforts. Additionally, software costs supporting commercial activities increased by $1.4 million.

General and Administrative

	Nine Months Ended		Change
(in thousands)	September 30, 2026	September 30, 2025	$	%
General and administrative	$134,217	$120,396	$13,821	11%
The increase in general and administrative expenses of $13.8 million or 11% was primarily attributable to a $13.2 million increase in compensation expense, reflecting a $6.0 million increase in salaries and wages, primarily due to higher annual salaries and employer payroll taxes associated with stock-based compensation, a $4.6 million increase in variable compensation and a $2.6 million increase in stock-based compensation. The increase was also attributable to a $3.0 million increase in facilities and allocated costs primarily driven by lease-related costs associated with the commencement of our new corporate headquarters lease. These increases were partially offset by $2.4 million decreases related to contractors, legal, professional services and information technology costs driven by cost optimization efforts.
Intangible Impairment

	Nine Months Ended		Change
(in thousands)	September 30, 2026	September 30, 2025	$	%
Intangible and other assets impairment	$25,423	$28,000	$(2,577)	(9%)
The decrease in intangible and other assets impairment of $2.6 million or 9% was primarily attributable to the $28.0 million impairment charge related to in-process research and development ("IPR&D") recognized during the nine months ended September 30, 2025, partially offset by the $25.4 million impairment of the deferred asset associated with the Samsung Stock Purchase Agreement (the “Samsung SPA”) recognized during the nine months ended September 30, 2026.
Interest Income

	Nine Months Ended		Change
(in thousands)	September 30, 2026	September 30, 2025	$	%
Interest income	$23,059	$20,695	$2,364	11%
The increase in interest income of $2.4 million was primarily driven by an increase in interest earned on our money market funds and short-term marketable securities primarily due to an increase in the balance on hand primarily resulting from equity financing transactions completed in the fourth quarter of 2025, and the closing of the equity investment by Samsung in June 2026.
Benefit from Income Taxes

	Nine Months Ended		Change
(in thousands)	September 30, 2026	September 30, 2025	$	%
Benefit from income taxes	$124,550	$108,811	$15,739	14%

The increase in benefit from income taxes was primarily attributable to a higher loss before income taxes and a higher effective tax rate due to an increase in discrete tax benefits, primarily related to stock-based compensation expense.

Non-GAAP Financial Measures and Royalty Payment Suspension

In addition to our financial results provided throughout this Form 10-Q that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), this Form 10-Q also includes financial measures that are not calculated in accordance with GAAP. Our non-GAAP financial disclosure includes Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA. This information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes included elsewhere in this Form 10-Q.
The non-GAAP financial measures, definitions, and explanations to the adjustments to comparable GAAP measures are included below:

Adjusted Gross Profit and Adjusted Gross Margin
Adjusted Gross Profit and Adjusted Gross Margin are key performance measures that our management uses to assess our operational performance, as they represent the results of revenues and direct costs, which are key components of our operations. We believe that these non-GAAP financial measures are useful to investors and other interested parties in analyzing our financial performance because they reflect the gross profitability of our operations, and exclude the costs associated with our sales and marketing, product development, general and administrative activities and the impact of our financing methods and income taxes.
We calculate Adjusted Gross Profit as gross profit/(loss) (as defined below) adjusted to exclude amortization of intangible assets and stock-based compensation allocated to cost of revenue. Adjusted Gross Profit should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss from operations, net earnings or loss and other GAAP measures of income (loss) or profitability. We calculate Adjusted Gross Margin as Adjusted Gross Profit divided by total revenue. The following table presents a reconciliation of gross loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted Gross Profit.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026 (2)	September 30, 2025	September 30, 2026 (2)	September 30, 2025
Gross loss (1)	$(18,111)	$(13,733)	$(44,984)	$(51,437)
Amortization of intangible assets	33,473	33,473	100,417	100,417
Stock-based compensation	552	271	1,734	1,450
Adjusted Gross Profit	$15,914	$20,011	$57,167	$50,430
Adjusted Gross Margin	42%	55%	46%	49%
(1)Gross loss is calculated as total revenue less cost of screening revenue (exclusive of amortization of intangible assets), cost of     development services revenue and cost of revenue — amortization of intangible assets.
(2)Gross loss excludes $2.6 million and $8.6 million of royalty expense, calculated in accordance with the Illumina Supply Agreement, that would have been incurred if such royalties had been payable during the three and nine months ended September 30, 2026.

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

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net loss	$(103,568)	$(88,977)	$(307,002)	$(309,175)
Adjusted to exclude the following:
Amortization of intangible assets (1)	34,583	34,583	103,750	103,750
Stock-based compensation	14,109	14,139	50,459	44,518
Intangible and other assets impairment (2)	—	—	25,423	28,000
Depreciation	3,892	4,399	12,207	13,686
Benefit from income taxes	(33,753)	(29,741)	(124,550)	(108,811)
Interest income	(7,843)	(6,107)	(23,059)	(20,695)
Restructuring	—	—	—	(34)
Adjusted EBITDA	$(92,580)	$(71,704)	$(262,772)	$(248,761)
(1)Represents amortization of intangible assets, including developed technology and trade names.
(2)Represents the impairment charge related to the deferred asset recognized in connection with the Samsung SPA in the second quarter of 2026 and the in-process research and development ("IPR&D") impairment charge in the prior period.
Royalty Payment Suspension
In addition to providing non-GAAP financial measures, we believe certain additional information relating to the royalty we are required to pay to Illumina, Inc. (“Illumina”) in the future is useful to investors to understand the impact of the royalty suspension on our performance. Under the terms of the Illumina Supply Agreement, regardless of whether our products incorporate any Illumina technology, we will be obligated to pay Illumina a royalty. We expect that the royalty payments we will make to Illumina in the foreseeable future will result in a 7% royalty rate. The royalty obligation is currently suspended until December 24, 2026 or any earlier change of control of GRAIL, at which time royalty payments to Illumina will resume, without retroactive effect. Notwithstanding the suspension of the royalty, had we been required to pay the royalty to Illumina for the three- and nine- month periods ended September 30, 2026, we would have made payments of $2.6 million and $8.6 million. Refer to Note 12 — Related Party Transactions for further details.

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
During 2025, we raised capital through equity financing, including a private investment in public equity (“PIPE”) and sales under an at-the-market (“ATM”) program, generating aggregate net proceeds of $418.8 million. As of September 30, 2026, $189.3 million worth of shares of common stock remained available for issuance under the ATM program.
In June 2026, we completed the Samsung SPA and received aggregate net proceeds of $109.0 million, after deducting issuance costs of $1.0 million.
As of September 30, 2026, our cash and cash equivalents totaled $29.0 million and our short-term marketable securities totaled $759.7 million.
Future Funding Requirements
We began generating revenue in mid-2021, but we have continued to incur significant losses and negative cash flows from operations. Subsequent to the acquisition of GRAIL by Illumina, we have incurred net losses of $10.5 billion which includes cumulative charges of $7.6 billion for impairment of goodwill, intangible and other assets and amortization of intangible assets. We expect to continue to incur operating losses over at least the next several years as we continue to invest in research and development and seek to achieve broad reimbursement of our current commercialized products. We believe that our existing cash, cash equivalents and short-term marketable securities, together with the anticipated commercial adoption of Galleri, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, as of the date of this Form 10-Q. However, we anticipate that we will need to raise additional financing in the future to fund our operations. Our future capital requirements will depend on many factors, including the timing and extent of spending to support commercialization and pipeline product development, market acceptance of our products prior to broad reimbursement, and the timing of broad reimbursement. We are subject to typical risks associated with an early-stage commercial company and are developing the market for multi-cancer early detection. We may encounter complications with executing our business plans that may cause unforeseen expenses and adversely affect our business.
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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025

Net cash used in operating activities	$(242,459)	$(235,222)
Net cash (used in) provided by investing activities	(92,335)	151,653
Net cash provided by financing activities	113,981	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	31	(148)
Net decrease in cash, cash equivalents, and restricted cash	$(220,782)	$(83,717)
Generally, our net cash provided by financing activities is used to fund our day-to-day operating activities. First quarter operating cash requirements are generally higher due to payment in the first quarter of our annual bonuses accrued during the prior year. During the nine months ended September 30, 2026 and September 30, 2025, $23.4 million and $24.2 million were paid out related to annual bonuses.
Net Cash Used in Operating Activities
The increase in net cash used in operating activities was primarily related to a $16.9 million decrease in noncash adjustments to net loss, partially offset by favorable working capital changes of $7.5 million and a $2.2 million decrease in net loss. The increase in operating cash flows was primarily driven by higher cash collections from customers and lower cash expenditures for laboratory supplies and research collaboration activities, clinical studies, legal and professional services, and contractor and temporary labor costs driven by cost optimization efforts. The increase in operating cash flows was partially offset by higher cash compensation payments.
Net Cash Used in Investing Activities
The change in net cash used in investing activities was primarily related to the purchase of marketable securities and purchases of property and equipment, net of proceeds from maturities of marketable securities.
Net Cash Provided by Financing Activities
The increase in net cash provided by financing activities was primarily related to $109.0 million of net proceeds from the issuance of common stock in connection with the Samsung SPA, $4.6 million of proceeds from the issuance of common stock under the ESPP and $0.4 million proceeds from exercise of performance stock options.
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

Critical Accounting Estimates
For a complete discussion of our critical accounting estimates, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2025 Form 10-K. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2026, except as described below.
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
If the carrying amount of the asset exceeds the amount determined to be recoverable, an impairment loss is recognized for the excess. Based on this assessment, during the second quarter of 2026, the Company recognized an impairment loss of $25.4 million, which is included in the results of operations for the nine months ended September 30, 2026.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are exposed to market risk related to changes in interest rates related primarily to our cash, cash equivalents and marketable securities. We had cash and cash equivalents of $29.0 million as of September 30, 2026, which consisted primarily of bank deposits and money market funds. As of September 30, 2026, we had short-term marketable securities of $759.7 million. Our marketable securities are held in U.S. government treasury bills. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. The primary objective of our investment activities is to preserve capital to fund our operations. We do not enter into investments for trading or speculative purposes.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Form 10‑Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K (filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2026). The risks and uncertainties disclosed in our 2025 Form 10-K and in this Form 10-Q could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price.
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
We are and may continue to be subject to lawsuits, investigations or regulatory proceedings initiated by regulators, law firms, shareholders or other parties, and derivative or other similar litigation, any or all of which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.
We are and may continue to be subject to lawsuits, claims, disputes, investigations or regulatory proceedings initiated by regulators, law firms, shareholders or other parties, and derivative or other similar litigation that can be expensive, divert management attention and human and financial capital to less productive uses and result in potential financial and reputational damage. These lawsuits, claims, investigations and proceedings may be related to regulatory, securities, corporate governance, privacy, intellectual property, employment matters, or any other aspects of our business.

For example, since the acquisition of our business by Illumina in 2021 (the “Acquisition”), the Acquisition has been subject to various legal challenges, including those brought by the Federal Trade Commission (the “FTC”) and the European Commission. As a result, we have been a party, together with Illumina and as a separate party, to a number of regulatory and administrative proceedings regarding the Acquisition, including ongoing proceedings and proceedings in which we have filed separate appeals. In addition, we have intervened in certain procedures in support of Illumina. Following our Spin-Off in June 2024, we and Illumina sought dismissal of the FTC’s complaint on July 30, 2024, and on August 15, 2024, the FTC dismissed without prejudice the complaint on the basis that the Spin-Off effectively abandoned the transaction giving rise to the complaint. On September 3, 2024, the European Court of Justice annulled the European Commission’s decision to review Illumina’s acquisition of the Company on the basis that the European Commission did not have the jurisdiction to do so. With the completion of the Spin-Off, the dismissal by the FTC and the annulment by the European Court of Justice, the Company believes these matters are substantially concluded. However, we may continue to be involved in litigation proceedings related to the FTC’s or the European Commission’s actions related to the Acquisition. We may also be a party or otherwise involved in new litigation proceedings regarding the Acquisition. For example, in July 2023, Illumina was informed that the staff of the SEC was conducting an investigation relating to Illumina and was requesting documents and communications primarily related to Illumina’s acquisition of GRAIL and certain statements and disclosures concerning GRAIL, our products and the Acquisition, and related to the conduct and compensation of certain members of Illumina and GRAIL management, among other things. On May 9, 2025, the Company confirmed with the SEC that the SEC has closed its investigation into this matter.

In addition, our acquisition by Illumina and subsequent litigation resulted in the filing of three securities class actions in the United States District Court for the Southern District of California: Kangas v. Illumina, Inc. et al., Roy v. Illumina, Inc. et al., and Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al. See Note 8 — Legal Proceedings, Commitments, and Contingencies to our condensed consolidated financial statements included in this Form 10-Q for more information. In the event that any of the matters described above results in one or more adverse judgments or settlements, we may experience an adverse impact on our financial condition, results of operations or stock price.

Additionally, securities class action litigation is often brought against a company following a decline in the market price of its securities. Our stock price may be volatile and may decline significantly in response to the announcement of clinical trial results, including results that do not meet their primary endpoints or that are perceived unfavorably by the investment community. For example, we have faced, and may continue to face, claims and actions relating to our disclosures concerning our NHS-Galleri Trial results and the subsequent decline in our stock price. In June 2026, a putative securities class action captioned Robbins v. GRAIL, Inc. et al. was filed against the Company and certain of its executive officers, alleging that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 by making materially false and misleading statements regarding the NHS-Galleri Trial. Additionally, in June 2026, a shareholder derivative action captioned Augitto v. Ragusa et al. was filed against the Company’s current members of board of directors and certain officers, alleging that defendants breached their fiduciary duties by causing or permitting the Company to make materially false and misleading statements and omissions concerning the NHS-Galleri Trial, tracking the same alleged misstatements and omissions underlying the Robbins action. If we continue to face litigation arising from the decline of our market price of our common stock, it could result in substantial costs and a diversion of our management’s attention and resources, which could harm our business. In addition, any perceived or actual decline in our business prospects or stock price following the NHS-Galleri Trial results or other adverse developments could invite shareholder activism. Responding to shareholder activism can be costly and time-consuming, disrupt our operations, and divert the attention of our management and board of directors. Furthermore, activist shareholders may attempt to influence or change our strategic direction, capital allocation, or governance practices, which could adversely affect our business and stock price.

Furthermore, from time to time, we may face claims of infringement or other intellectual property claims by third parties. For example, on September 11, 2026, a patent infringement lawsuit captioned Clinical Genomics Pty Ltd, Clinical Genomics Technologies Pty Ltd, and Clinical Genomics, Inc. v. GRAIL, Inc. was filed against us, alleging that the Galleri test infringes two U.S. patents owned by the plaintiffs related to methods and associated diagnostic kits for the detection of DNA methylation that allegedly underlie the plaintiffs’ methylation-based colorectal cancer detection test, Colvera. The action is at an early stage and is pending before the U.S. District Court for the District of Delaware. At this time, we cannot predict the outcome of this matter or estimate our potential exposure.

Lawsuits and other proceedings have in the past and may in the future result in us incurring significant expenses in settlement and litigation costs. Any negative outcome from any such lawsuits or claims could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices and, accordingly, our business, results of operations, financial condition, or prospects could be adversely affected. There can be no assurances that a favorable final outcome will be obtained in any or all instances, and defending any lawsuit, even unmerited claims, is costly and can impose a significant burden on management and employees. Any litigation or proceeding to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits or proceedings on similarly unfavorable terms, which could adversely affect our business, results of operations, financial condition, and prospects.

Our results of operations and demand for Galleri are impacted by our pricing strategy and use of discounts, rebates and other pricing initiatives and developments.

Our success, ability to execute our growth strategy, and the continued adoption and use of Galleri depend on several factors discussed in these risk factors and in the risk factors included in our 2025 Form 10-K, and are significantly impacted by the prices we charge for our tests. Galleri test pricing is generally based on our list price, with discounts in certain channels, or negotiated contractual rates for certain customers, such as larger, higher-volume customers or international distributors. We continuously assess our pricing strategy and list price. As part of our pricing strategy, we have and may continue to implement broad promotional or other price reductions across all channels, such as the promotional pricing we launched in September 2026 ahead of the FDA advisory committee, as well as rebates, and we may reduce our list price from time to time. In assessing these and other pricing initiatives and developments, we consider a variety of factors, including demand for our products, market dynamics and price competition, reimbursement landscape and legislation, and other inputs. While such pricing initiatives and developments are designed to increase demand for our tests, support market penetration, and position our pricing for potential broader access, adoption and commercialization if we receive FDA approval, including in light of potential future reimbursement prices, no assurance can be given that such initiatives or developments will have the desired impact or achieve the intended objectives. In addition, revenue generated from customers with negotiated contractual rates, or with rebates or discounts, is generally lower margin as compared to revenue generated based on list price; any increase in demand resulting from pricing initiatives or developments may not be sufficient to offset the impact to margin and profitability resulting from the lower margin revenue. To the extent we reduce our list price or otherwise utilize pricing initiatives and developments that reduce our ASP, our revenue, growth and margins may decrease, which could adversely affect our ability to invest in and grow our business and could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

Our multi-cancer detection tests are a new approach to cancer screening, which present a number of novel and complex issues for FDA review. Because the FDA has never cleared or approved a multi-cancer detection test, we cannot provide assurances regarding our ability to obtain PMA approval on a timely basis, or at all, or regarding the adequacy or scope of any approved indication or label.

Our multi-cancer detection tests represent a new approach to cancer screening, and obtaining FDA approval for Galleri presents a number of novel issues. Given the novel nature and complexity of multi-cancer detection tests, and the fact that the FDA has never granted marketing authorization for a multi-cancer detection test, we cannot be certain whether we will receive FDA approval for Galleri, and we cannot provide assurances that our PMA will be sufficient to support FDA approval for our proposed intended use. In connection with the review of our PMA for Galleri, the FDA convened a meeting of the Molecular and Clinical Genetics Panel of the Medical Devices Advisory Committee. In September 2026, this advisory committee voted in favor of Galleri’s safety, effectiveness and overall benefit-risk profile for screening for the early detection of multiple types of cancer in adults aged 50 years and older. While the FDA will take the advisory committee’s recommendations into consideration when making its final decision on our PMA, the FDA is not bound by the views or recommendations of its advisory committees. Accordingly, notwithstanding the discussion and vote of the advisory committee, the FDA may delay the approval of, or ultimately determine not to approve, our PMA for a variety of reasons, including due to its perception, evaluation, inspection or analysis of Galleri’s quality, clinical data, utility or other considerations that are or may be important to the FDA’s review of our PMA. In addition, while the advisory committee was presented with various questions and considerations, including statements proposed to be included in Galleri’s indications for use and labeling, the FDA has not yet completed its review of such matters. As a result, there can be no assurance as to the timing or outcome of the FDA’s ultimate decision on our PMA. The FDA could deny approval of our PMA altogether, could require additional studies, expansion of completed or ongoing studies or performance of new analyses of our clinical data for further consideration, could approve our PMA but limit Galleri’s indications for use or labeling, resulting in a narrower or more restrictive label than we expect, or could require costly post-approval commitments or other requirements. These risks are heightened because Galleri is currently the first multi-cancer detection test to progress to this stage of the PMA process. Any such action by the FDA could severely and adversely affect our reputation, business, financial condition and results of operations.

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

GRAIL, Inc.

Date:	November 5, 2026	By:	/s/ Joshua Ofman
Joshua Ofman Chief Executive Officer (Principal Executive Officer)
Date:	November 5, 2026	By:	/s/ Aaron Freidin
Aaron Freidin Chief Financial Officer (Principal Financial Officer)